Form 10-Q
period 1996-03-31
FUISZ TECHNOLOGIES LTD
filed 1996-05-15
CIK 873064

================================================================================


                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

 X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
- - ---      Exchange Act of 1934 For the quarterly period ended March 31, 1996.

         Transition report pursuant to Section 13 or 15(d) of the Securities
- - ---      Exchange Act of 1934 For the transition period from _________ to
         ___________


                         Commission File number 0-27082
                            FUISZ TECHNOLOGIES LTD.
               (Exact name of registrant as specified in charter)

            Delaware                                    52-1579474
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

                        3810 Concorde Parkway, Suite 100
                           Chantilly, Virginia  22021
                    (Address of Principal Executive Offices)

       Registrant's telephone number including area code: (703) 803-3260

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----

As of April 29, 1996, the Registrant had outstanding 19,604,741 shares of Common Stock, par value $.01.


================================================================================

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                             FUISZ TECHNOLOGIES LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                                 (in thousands)

                                                                                                            (Unaudited)
                                                                                      December 31,            March 31,
                                                                                          1995                  1996
                                                                                      ------------          ------------
                                    ASSETS

Current assets:
  Cash and cash equivalents                                                            $    22,554             $   6,003
  Marketable securities                                                                     10,167                26,643
  Accounts receivable and other                                                                197                   340
                                                                                      ------------          ------------
     Total current assets                                                                   32,918                32,986

Property and equipment, net                                                                  1,200                 1,645
Patents, net                                                                                   128                   125
Other assets                                                                                   148                   196
                                                                                      ------------          ------------
     Total assets                                                                      $    34,394             $  34,952
                                                                                      ============          ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of capital lease obligations                                         $        58             $      38
  Accounts payable                                                                           1,177                   842
  Accrued liabilities and other                                                                718                   385
  Deferred revenue                                                                             527                 1,006
                                                                                      ------------          ------------
     Total current liabilities                                                               2,480                 2,271
                                                                                      ------------          ------------
Long-term debt:
  Capital lease obligations                                                                     12                    10
                                                                                      ------------          ------------
     Total long-term debt                                                                       12                    10
                                                                                      ------------          ------------
     Total liabilities                                                                       2,492                 2,281
                                                                                      ------------          ------------
Commitments and Contingencies

Stockholders' equity:
  Preferred stock, par value $.01 per share; authorized 1,000,000
    shares; none issued or outstanding                                                           -                     -
  Common stock, par value $.01 per share; authorized 50,000,000 shares; issued and outstanding 18,038,987 and 18,078,191
    shares at December 31, 1995 and March 31, 1996, respectively                               180                   181
  Additional paid-in capital                                                                54,452                54,495
  Deficit accumulated during the development stage                                         (22,629)              (21,969)
  Deferred compensation on stock options granted                                              (101)                  (36)
                                                                                      ------------          ------------
     Total stockholders' equity                                                             31,902                32,671
                                                                                      ------------          ------------
     Total liabilities and stockholders' equity                                        $    34,394             $  34,952
                                                                                      ============          ============



  The accompanying notes are an integral part of these financial statements.

                            FUISZ TECHNOLOGIES LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      STATEMENTS OF OPERATIONS - UNAUDITED
                                 (in thousands)


                                                                                                     Cumulative
                                                                                                   for the period
                                                               Three Months Ended                   June 9, 1988
                                                                   March 31,                       (inception) to
                                                             ------------------------                 March 31,
                                                               1995            1996                     1996
                                                             ---------      ---------              --------------
Operating revenues:
  Research and development                                    $    592       $    436               $     4,272
  Licensing fees                                                   400          2,225                     7,251
  Royalties                                                        200            -                         200
  Other, net                                                         7            -                         237
                                                             ----------     ----------              ------------
     Total operating revenues                                    1,199          2,661                    11,960
                                                             ----------     ----------              ------------

Operating expenses:
  Research and development                                         952          1,334                    14,745
  General and administrative                                       770            957                    17,493
  Depreciation and amortization                                     89            116                     1,429
                                                             ----------     ----------              ------------
     Total operating expenses                                    1,811          2,407                    33,667
                                                             ----------     ----------              ------------

Net operating income (loss)                                       (612)           254                   (21,707)
                                                             ----------     ----------              ------------

Other income (expense):
  Interest income                                                   57            409                     1,106
  Interest expense                                                 (72)            (3)                     (660)
                                                             ----------     ----------              ------------
     Total other income (expense)                                  (15)           406                       446
                                                             ----------     ----------              ------------

Net income (loss), before cumulative effect of a change
  in accounting                                                   (627)           660                   (21,261)

Cumulative effect of change in accounting for patent
  application costs                                                 -              -                       (708)
                                                             ----------     ----------              ------------
Net income (loss)                                             $   (627)      $    660               $   (21,969)
                                                             ==========     ==========              ============

Net income (loss) per common share                            $  (0.07)      $   0.03               $     (2.38)
                                                             ==========     ==========              ============

Weighted average common shares and common
  share equivalents outstanding                                  9,624         20,289                     9,239
                                                             ==========     ==========              ============



  The accompanying notes are an integral part of these financial statements.

                            FUISZ TECHNOLOGIES LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (in thousands)



                                                                                                  Cumulative
                                                                                                 for the period
                                                                 Three Months Ended               June 9, 1988
                                                                      March 31,                  (inception) to
                                                             -------------------------              March 31,
                                                                1995           1996                   1996
                                                             ----------     ----------           ---------------
Operating Activities:
  Net income (loss)                                          $    (627)      $    660               $   (21,969)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used by) operating activities:

    Cumulative effect of change in accounting principle             -              -                        708
    Depreciation and amortization                                   89            116                     1,429

    Noncash compensation expense                                    57             32                       965

    Loss on disposal of leasehold improvements                      -              -                         99
    Noncash interest expense                                        -              -                        314

    Changes in working capital items:
      Decrease (increase) in accounts receivable
        and other assets                                          (335)          (143)                     (481)

      Increase (decrease) in accounts payable
        and other current liabilities                             (291)          (242)                    1,669
                                                             ----------     ----------           ---------------
    Net cash provided by (used by) operating activities         (1,107)           423                   (17,266)
                                                             ----------     ----------           ---------------


Investing activities:

  Purchases of marketable securities                                -         (16,476)                  (28,794)
  Sales and maturities of marketable securities                     -              -                      2,151
  Additions to property and equipment, net                         (50)          (513)                   (2,539)
  Additions to patents                                              -              -                       (765)
                                                             ----------     ----------           ---------------
    Net cash used by investing activities                          (50)       (16,989)                  (29,947)
                                                             ----------     ----------           ---------------

Financing activities:
  Net proceeds from sale of Preferred Stock                         -              -                     17,253
  Proceeds from issuance of debt                                    -              -                      4,660
  Net proceeds from sale of Common Stock                            -              -                     32,261
  Proceeds from exercise of stock options                           -              -                         49
  Proceeds from exercise of stock warrants                          -             130                       130
  Principal payments under long-term debt                          (40)           (67)                   (1,082)
  Increase in deposits and escrow funds                             (5)           (48)                      (55)
                                                             ----------     ----------           ---------------
    Net cash provided by (used by) financing activities            (45)            15                    53,216
                                                             ----------     ----------           ---------------

Net increase (decrease) in cash and cash equivalents            (1,202)       (16,551)                    6,003

Cash and cash equivalents, beginning of period                   4,288         22,554                        -
                                                             ----------     ----------           ---------------

Cash and cash equivalents, end of period                     $   3,086       $  6,003               $     6,003
                                                             ==========     ==========           ===============



  The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

         The Company's activities to date principally have been the planning and organization of the Company, initiation and execution of research and development programs, and securing capital for growth and operations. Accordingly, the Company is complying with Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises," which prescribes requirements in reporting for development stage enterprises.

         The information at March 31, 1996 and for the three months ended March 31, 1996 and 1995 is unaudited, but includes all normal recurring adjustments which the management of the Company believes necessary for fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1995, included in the Company's 1995 Form 10-K.

         On March 22, 1996, the Board of Directors authorized a three-for-two split of the outstanding shares of the Company's common stock, effected in the form of a stock dividend, effective as of April 16, 1996 to all holders of record as of April 2, 1996. These financial statements and related notes have been adjusted to reflect this split.

         Earnings per common and common equivalent share as presented on the face of the statements of operations represent primary earnings per share. Dual presentation of primary and fully diluted earnings per share has not been made because the differences are insignificant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

               Since its inception in June 1988, the Company has been in the development stage, engaged in the development and commercialization of its proprietary Shearform Matrix technology for oral drug delivery and food applications. Substantially all revenues to date have been research and development fees and license fees. The Company has not been profitable to date, on a full fiscal year basis, and expects to incur additional losses in the foreseeable future, primarily due to the continuation of its research and development activities and the start-up of its manufacturing operations. From its inception in 1988 through December 31, 1995, the Company has incurred net losses in each year, including net losses of approximately $3.3 million during the year ended December 31, 1995. These losses have resulted in an accumulated deficit of approximately $22.0 million at March 31, 1996.

         RESULTS OF OPERATIONS

               Operating revenues were $2,661,000 for the three months ended March 31, 1996 compared to $1,199,000 for the three months ended March 31, 1995, an increase of $1,462,000, or 122%. The increase was primarily due to licensing fees attributable to additional licensing agreements entered into by the Company.

               Research and development expenses were $1,334,000 for the three months ended March 31, 1996 compared to $952,000 for the three months ended March 31, 1995, an increase of $382,000, or 40%. The increase was primarily due to increases in research personnel and facility expansion to support the Company's additional development and license agreements and the Company's continued emphasis on developing its technologies.

               General and administrative expenses were $957,000 for the three months ended March 31, 1996 compared to $770,000 for the three months ended March 31, 1995, an increase of $187,000, or 24%. The increase was primarily due to expanded administrative activities.

               Net interest income was $406,000 for the three months ended March 31, 1996 compared to net interest expense of $15,000 for the three months ended March 31, 1995, an increase in net interest income of $421,000. The increase in net interest income was primarily due to funds generated from the initial public offering of the Company's Common Stock in December 1995 which were available for investment in 1996.

               As a result of the foregoing, net income was $660,000 for the three months ended March 31, 1996, an increase of $1,287,000 from the net loss of $267,000 for the three months ended March 31, 1995.

         LIQUIDITY AND CAPITAL RESOURCES

               On December 20, 1995, the Company completed its initial public offering (the "IPO") of 4,125,000 shares of Common Stock at a price of $8.00 per share.

               Prior to the IPO, the Company financed its operations primarily through private sales of its equity securities, issuances of convertible debt, and license and development fees. Through March 31, 1996, the Company had received net offering proceeds from private sales of equity securities and issuance of convertible notes of approximately $24.0 million and had generated license and development fees of approximately $11.5 million. The Company received net proceeds of approximately $30 million as a result of the IPO. In

         January 1996, the Company received approximately $130,000 upon the exercise of outstanding warrants.

               On May 3, 1996, the Company completed a secondary offering (the "Secondary Offering"), of 3,900,000 shares of Common Stock at a price of $25.00 per share. Of the 3,900,000 shares of Common Stock offered in the Secondary Offering, 1,125,000 shares were sold by the Company and 2,775,000 shares were sold by certain selling stockholders. Pursuant to the underwriters' over-allotment option for the Secondary Offering, on May 9, 1996, the Company sold an additional 368,000 shares of Common Stock and certain selling stockholders sold an additional 217,000 shares of Common Stock at a price of $25.00 per share. The Company did not receive any proceeds from the sale of shares by the selling stockholders, except for $1,119,897 relating to the exercise of 401,550 stock options. The Company received proceeds from the Secondary Offering (including the sale of the additional shares pursuant to the underwriters' over-allotment option) of approximately $35.3 million, net of underwriting discounts and commissions, before deducting expenses of the offering.

               As of March 31, 1996, the Company's portfolio of cash and marketable securities totaled $32.6 million, essentially unchanged from December 31, 1995. Major uses of cash during the quarter ended March 31, 1996 included capital expenditures of $513,000 for property and equipment. The Company funded most of these investment needs with cash provided by operating activities, which totaled $423,000 for the quarter ended March 31, 1996.

               The Company expects to incur additional losses in the foreseeable future. The Company expects that, at least for the foreseeable future, its revenues will be derived principally from development fees, license fees and royalties from collaborative partners. The Company believes that the net proceeds of the Secondary Offering, together with currently available funds and internally generated cash flow, will be sufficient to meet the Company's liquidity needs through 1997. The Company's capital needs, however, will depend on many factors, including continued progress in the research and development of the Company's technologies, the ability of the Company to establish and maintain additional collaborative arrangements with others and the terms thereof, payments received from collaborative partners under research and development agreements, the cost involved in filing and enforcing patent claims, the status of competitive products and other factors. If the proceeds of the Secondary Offering together with the Company's currently available funds and internally generated cash flow are not sufficient to satisfy its financing needs, the Company would be required to seek additional funding through other arrangements with collaborative partners, through bank borrowings and through public or private sales of its securities, including equity securities. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

               The Company is currently not a party to any legal proceedings, and does not know of any threatened legal proceeding, that the Company believes will have a material adverse effect on the Company's financial position or results of operations. On April 26, 1996, Mr. Gerald E. Battist, a former officer of the Company, filed an action in the Circuit Court of Fairfax County, Virginia, alleging among other things breach of contract under various stock option and employment agreements and claiming monetary damages and reinstatement of, or payment for, stock options that previously had been granted to him. See Exhibit 99.1 to this Form 10-Q. The Company has reviewed this matter with legal counsel. The Company believes these claims are without merit and intends vigorously to defend against the claims.

ITEM 2.  CHANGES IN SECURITIES

               On March 22, 1996, the Board of Directors authorized a three-for-two split of the outstanding shares of the Company's common stock, effected in the form of a stock dividend, effective as of April 16, 1996 to all holders of record as of April 2, 1996. The financial statements and related notes contained in this report have been adjusted to reflect this split.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

               None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

ITEM 5.  OTHER INFORMATION

               None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                     3.1         Certificate of Retirement of the Registrant

                    10.1 Employment Agreement between Adrian Gerber and the Company, dated December 7, 1995

                    11.1 Statement Regarding Weighted Average Common and Common Equivalent Shares Used in Computation of Earnings (Loss) Per Share

                    27.0         Financial Data Schedule

                    99.1 Complaint filed by Mr. Battist against the Company on April 26, 1996

         (b)  Reports on Form 8-K

                    Current Report on Form 8-K, dated February 8, 1996, regarding Agreement between the Company and McNeil Consumer Products Company

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         FUISZ TECHNOLOGIES LTD.
Date:                                    By:     /S/
     --------------                          -----------------------------------
                                             Patrick D. Scrivens
                                             Executive Vice President and
                                               Chief Financial Officer


Date:                                            /S/
     --------------                      ---------------------------------------
                                         Lars G. Okeson
                                         Controller
                                         (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit                                                                                          Sequentially
  No.                                                                                            Numbered Page
- - ------                                                                                           -------------
  3.1           Certificate of Retirement of the Registrant

 10.1 Employment Agreement between Adrian Gerber and the Company, dated December 7, 1995

 11.1 Statement Regarding Weighted Average Common and Common Equivalent Shares Used in Computation of Earnings (Loss) Per Share

 27.0           Financial Data Schedule

 99.1 Complaint filed by Mr. Battist against the Company on April 26, 1996





                                      9
c