Form 10-Q
period 1996-06-30
FUISZ TECHNOLOGIES LTD
filed 1996-08-14
CIK 873064

================================================================================

                                United States
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


  X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ---    Exchange Act of 1934 For the quarterly period ended June 30, 1996.

 --- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to
        ____________


                        Commission File number 0-27082
                           FUISZ TECHNOLOGIES LTD.
              (Exact name of registrant as specified in charter)

         Delaware                                       52-1579474
  (State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)

                       3810 Concorde Parkway, Suite 100
                          Chantilly, Virginia  20151
                   (Address of Principal Executive Offices)

        Registrant's telephone number including area code:  (703) 803-3260

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   x     No
                                         ---       ---

As of July 31, 1996, the Registrant had outstanding 20,196,227 shares of Common Stock, par value $.01.

================================================================================

                                   PART I

ITEM 1.  FINANCIAL STATEMENTS


                           FUISZ TECHNOLOGIES LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                                 (in thousands)

                                                                                    (Unaudited)
                                                                      DECEMBER 31,    JUNE 30,
                                                                         1995           1996
                                                                       ----------     ---------
                                         ASSETS
Current assets:
  Cash and cash equivalents                                           $   22,554     $  16,853
  Marketable securities                                                   10,167        51,813
  Accounts receivable and other                                              197           669
                                                                       ----------     ---------
    Total current assets                                                  32,918        69,335

Property and equipment, net                                                1,200         2,496
Patents, net                                                                 128           122
Other assets                                                                 148           168
                                                                       ----------     ---------

    Total assets                                                      $   34,394     $  72,121
                                                                       ==========     =========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations                        $       58     $      14
  Accounts payable                                                         1,177           855
  Accrued liabilities and other                                              718           637
  Deferred revenue                                                           527         1,233
                                                                       ----------     ---------
    Total current liabilities                                              2,480         2,739
                                                                       ----------     ---------
Long-term debt:
  Capital lease obligations                                                   12             8
                                                                       ----------     ---------
    Total long-term debt                                                      12             8
                                                                       ----------     ---------
    Total liabilities                                                      2,492         2,747
                                                                       ----------     ---------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.01 per share; authorized 1,000,000
    shares; none issued or outstanding                                       -             -
  Common stock, par value $.01 per share; authorized 50,000,000
    shares; issued and outstanding 18,038,987 and 20,045,627                 180           200
    shares at December 31, 1995 and June 30, 1996, respectively
  Additional paid-in capital                                              54,452        90,532
  Deficit accumulated during the development stage                       (22,629)      (21,335)
  Deferred compensation on stock options granted                            (101)          (23)
                                                                       ----------     ---------
    Total stockholders' equity                                            31,902        69,374
                                                                       ----------     ---------

    Total liabilities and stockholders' equity                        $   34,394     $  72,121
                                                                       ==========     =========



The accompanying notes are an integral part of these financial statements.

                           FUISZ TECHNOLOGIES LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      STATEMENTS OF OPERATIONS - UNAUDITED
                                 (in thousands)

                                                                                                                     CUMULATIVE
                                                                                                                   FOR THE PERIOD
                                                                THREE MONTHS ENDED       SIX MONTHS ENDED           JUNE 9, 1988
                                                                     JUNE 30,                 JUNE 30,             (INCEPTION) TO
                                                                --------------------    ----------------------        JUNE 30,
                                                                  1995       1996          1995        1996             1996
                                                                -------    ---------    ----------   ---------        -----------
Operating revenues:
  Research and development                                    $    382    $     735    $      974   $   1,171        $    5,007
  Licensing fees                                                   -          2,500           400       4,725             9,751
  Royalties                                                        -             42           200          42               242
  Other, net                                                         9           24            16          24               261
                                                                -------    ---------    ----------   ---------        -----------
    Total operating revenues                                       391        3,301         1,590       5,962            15,261
                                                                -------    ---------    ----------   ---------        -----------

Operating expenses:
  Research and development                                       1,040        1,950         1,992       3,284            16,695
  General and administrative                                       923        1,325         1,693       2,282            18,818
  Depreciation and amortization                                     91          130           180         246             1,559
                                                                -------    ---------    ----------   ---------        -----------
    Total operating expenses                                     2,054        3,405         3,865       5,812            37,072
                                                                -------    ---------    ----------   ---------        -----------

Net operating income (loss)                                     (1,663)        (104)       (2,275)        150           (21,811)
                                                                -------    ---------    ----------   ---------        -----------

Other income (expense):
  Interest income                                                   37          738            94       1,147             1,844
  Interest expense                                                 (73)        -             (145)         (3)             (660)
                                                                -------    ---------    ----------   ---------        -----------
    Total other income (expense)                                   (36)         738           (51)      1,144             1,184
                                                                -------    ---------    ----------   ---------        -----------

Net income (loss), before cumulative effect of a change
  in accounting                                                 (1,699)         634        (2,326)      1,294           (20,627)
Cumulative effect of change in accounting for patent
  application costs                                                -           -             -           -                 (708)
                                                                -------    ---------    ----------   ---------        -----------
Net income (loss)                                             $ (1,699)   $     634    $   (2,326)  $   1,294        $  (21,335)
                                                                =======    =========    ==========   =========        ===========
Net income (loss) per common share                            $  (0.18)   $    0.03    $    (0.24)  $    0.06        $    (2.23)
                                                                =======    =========    ==========   =========        ===========

Weighted average common shares and common
  share equivalents outstanding                                  9,624       21,583         9,624      20,743             9,551
                                                                =======    =========    ==========   =========        ===========

The accompanying notes are an integral part of these financial statements.

                            FUISZ TECHNOLOGIES LTD.
                      STATEMENTS OF CASH FLOWS - UNAUDITED
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 (in thousands)

                                                                                                                CUMULATIVE
                                                                                                              FOR THE PERIOD
                                                                                     SIX MONTHS ENDED          JUNE 9, 1988
                                                                                         JUNE 30,             (INCEPTION) TO
                                                                                  ----------------------          JUNE 30,
                                                                                     1995          1996            1996
                                                                                 ----------    ---------       ------------
Operating activities:
  Net income (loss)                                                            $   (2,326)   $    1,294       $   (21,335)
  Adjustments to reconcile net income (loss) to net
   cash used by operating activities:
    Cumulative effect of change in accounting  principle                                -             -               708
    Depreciation and amortization                                                     180           246             1,559
    Noncash compensation expense                                                      114            45               978
    Loss on disposal of leasehold improvements                                          -             -                99
    Noncash interest expense                                                            -             -               314
    Changes in working capital items:
      Decrease (increase) in accounts receivable
        and other assets                                                              (61)         (472)             (810)
      Increase (decrease) in accounts payable
        and other current liabilities                                                (179)          250             2,161
                                                                                 ----------    ---------       ------------
    Net cash provided by (used by) operating activities                            (2,272)        1,363           (16,326)
                                                                                 ----------    ---------       ------------

Investing activities:
  Purchases of marketable securities                                                  -         (41,646)          (53,964)
  Sales and maturities of marketable securities                                       -            -                2,151
  Additions to property and equipment, net                                           (121)       (1,536)           (3,562)
  Additions to patents                                                                -            -                 (765)
                                                                                 ----------    ---------       ------------
    Net cash used by investing activities                                            (121)      (43,182)          (56,140)
                                                                                 ----------    ---------       ------------

Financing activities:
  Net proceeds from sale of Preferred Stock                                           -            -               17,253
  Proceeds from issuance of debt                                                      -            -                4,660
  Net proceeds from sale of Common Stock                                              -          35,823            68,084
  Proceeds from exercise of stock options                                             -             233               282
  Proceeds from exercise of stock warrants                                            -             130               130
  Principal payments under long-term debt                                             (76)          (48)           (1,063)
  Increase in deposits and escrow funds                                               (26)          (20)              (27)
                                                                                 ----------    ---------       ------------
    Net cash provided by (used by) financing activities                              (102)       36,118            89,319
                                                                                 ----------    ---------       ------------
Net increase (decrease) in cash and cash equivalents                               (2,495)       (5,701)           16,853

Cash and cash equivalents, beginning of period                                      4,288        22,554             -
                                                                                 ----------    ---------       ------------
Cash and cash equivalents, end of period                                       $    1,793    $   16,853       $    16,853
                                                                                 ==========    =========       ============



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

        The information at June 30, 1996 and for the three and six months ended June 30, 1996 and 1995 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which the management of the Company believes necessary for fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1995, included in the Company's 1995 Form 10-K.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS

        Since its inception in June 1988, the Company has been in the development stage, engaged in the development and commercialization of its proprietary Shearform Matrix and other technologies for oral drug delivery and food applications. Substantially all revenues to date have been research and development fees and license fees. The Company has not been profitable to date, on a full fiscal year basis, and expects to incur additional losses in the foreseeable future, primarily due to the continuation of its research and development activities and the start-up of its production facilities. From its inception in 1988 through December 31, 1995, the Company has incurred net losses in each year, including net losses of approximately $3.3 million during the year ended December 31, 1995. These losses have resulted in an accumulated deficit of approximately $21.3 million at June 30, 1996.

RESULTS OF OPERATIONS

        Operating revenues were $3,301,000 for the quarter ended June 30, 1996, and $5,962,000 for the six months ended June 30, 1996, compared to $391,000 for the quarter ended July 30, 1995 and $1,590,000 for the six months ended June 30, 1995. The increases were primarily due to licensing fees attributable to additional licensing agreements entered into by the Company.

         Research and development expenses were $1,950,000 for the quarter ended June 30, 1996, and $3,284,000 for the six months ended June 30, 1996, compared to $1,040,000 for the quarter ended June 30, 1995 and $1,992,000 for the six months ended June 30, 1995. The increases were primarily due to increases in research personnel and facility expansion to support the Company's additional development and license agreements and the Company's continued emphasis on developing its technologies.

         General and administrative expenses were $1,325,000 for the quarter ended June 30, 1996, and $2,282,000 for the six months ended June 30, 1996, compared to $923,000 for the quarter ended June 30, 1995 and $1,693,000 for the six months ended June 30, 1995. The increases were primarily due to expanded administrative activities.

         Net interest income was $738,000 for the quarter ended June 30, 1996, and $1,144,000 for the six months ended June 30, 1996, compared to net interest expense of $36,000 for the quarter ended June 30, 1995 and $51,000 for the six months ended June 30, 1995. The increases in net interest income were primarily due to funds generated from the initial public offering (the "IPO") of the Company's common stock in December 1995 and a second registered public offering (the "Secondary Offering") of the Company's common stock in April
1996 which were available for investment in 1996.

         As a result of the foregoing, net income was $634,000 for the quarter ended June 30, 1996, and $1,294,000 for the six months ended June 30, 1996 compared to a net loss of $1,699,000 for the quarter ended June 30, 1995 and $2,326,000 for the six months ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

         On December 20, 1995, the Company completed its IPO of 4,125,000 shares of common stock at a price of $8.00 per share. The Company received net proceeds from the IPO of approximately $30.2 million.

         In January 1996, the Company received approximately $130,000 from the exercise of stock warrants.

         On May 3, 1996, the Company completed the Secondary Offering of 3,900,000 shares of common stock at a price of $25.00 per share. Of the 3,900,000 shares of common stock offered in the Secondary Offering, 1,125,000 shares were sold by the Company and 2,775,000 shares were sold by certain selling stockholders. Pursuant to the underwriters' over-allotment option for the Secondary Offering, on May 9, 1996, the Company sold an additional 368,000 shares of common stock and certain selling stockholders sold an additional 217,000 shares of common stock at a price of $25.00 per share. The Company did not receive any proceeds from the sale of shares by the selling stockholders, except for $1.1 million relating to the exercise of 401,550 stock options. The Company received net proceeds from the Secondary Offering (including the $1.1 million relating to the exercise of stock options and the sale of the additional shares pursuant to the underwriters' over-allotment option) of approximately $35.8 million.

         During the quarter ended June 30, 1996, the Company received approximately $233,000 from the exercise of stock options.

         Prior to the IPO and the Secondary Offering, the Company financed its operations primarily through private sales of its equity securities, issuances of convertible debt, and license and development fees. Through June 30, 1996, the Company had received net offering proceeds from private sales of equity securities and issuance of convertible notes of approximately $24.0 million and had generated license and development fees of approximately $14.8 million.


         As of June 30, 1996, the Company's portfolio of cash and marketable securities totaled $68.7 million. Major uses of cash during the six months ended June 30, 1996 included capital expenditures of $1.5 million for property and equipment.

         The Company expects to incur additional losses in the foreseeable future. The Company expects that, at least for the near future, its revenues will be derived principally from development fees, license fees and, to a lesser extent, royalties from collaborative partners. In addition, pending disbursement for capital expenditures and working capital, the Company expects to realize income from the investment of the funds generated in its public offerings. The Company believes that the currently available funds and internally generated cash flow, will be adequate to meet the Company's current cash needs. The Company's capital needs, however, will depend on many factors, including continued progress in the research and development of the Company's technologies, the ability of the Company to establish and maintain additional collaborative agreements with others and the terms thereof, payment received from collaborative partners under research and development agreements, the cost involved in filing and enforcing patent claims, the status of competitive products and other factors. If the Company's currently available funds and internally generated cash flow are not sufficient to satisfy its financing needs, the Company would be required to seek additional funding through other arrangements with collaborative partners, through bank borrowings and through public or private sales of its securities, including equity securities. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms.


                                   Part II

ITEM 1.  LEGAL PROCEEDINGS

         The Company is currently not a party to any legal proceedings, and does not know of any threatened legal proceedings, that the Company believes will have a material adverse effect on the Company's financial position or results of operations. See the Company's Form 10-Q for the guarter ended March 31, 1996 for description of other litigation.



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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                          None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                          None

ITEM 5.  OTHER INFORMATION
                          None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Exhibits
                  11.1 Statements Regarding Weighted Average Common and Common Equivalent Shares Used in
                          Computation of Earnings (Loss) Per Share

                  27.0    Financial Data Schedule


         (b)  Reports on Form 8-K
                  None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FUISZ TECHNOLOGIES, LTD.
Date:                                  By:              /S/
       -------------------                  -----------------------------
                                            Patrick D. Scrivens
                                            Executive Vice President and
                                              Chief Financial Officer

Date:                                  By:              /S/
       -------------------                  -----------------------------
                                            Lars G. Okeson
                                            Controller
                                              (Principal Accounting Officer)