Form 10-Q
period 1996-09-30
FUISZ TECHNOLOGIES LTD
filed 1996-11-14
CIK 873064

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =

                                United States
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10Q
    X        Quarterly report pursuant to Section 13 or 15(d) of the Securities
----------   Exchange Act of 1934 For the quarterly period ended September
             30, 1996.

             Transition report pursuant to Section 13 or 15(d) of the
----------   Securities Exchange Act     of 1934 For the transition period
             from ________ to _____________.

                         Commission File number 0-27082
                            FUISZ TECHNOLOGIES, LTD.
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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Acts of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x   No   .
                                        ---     --

As of October 31, 1996, the Registrant has outstanding 20,358,577 shares of Common Stock, par value $.01.

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =

                           FUISZ  TECHNOLOGIES  LTD.
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS
                                 (in thousands)

                                                                                  DECEMBER 31,        SEPTEMBER 30,
                                                                                      1995                1996
                                                                                  ------------        -------------
                       ASSETS                                                                          (Unaudited)
Current assets:
  Cash and cash equivalents                                                        $ 22,554            $ 10,699
  Marketable securities                                                              10,167              54,585
  Accounts receivable and other                                                         197                 611
                                                                                   ---------           ---------
    Total current assets                                                             32,918              65,895

Property and equipment, net                                                           1,200               4,221
Patents, net                                                                            128                 119
Other assets                                                                            148                 595
                                                                                   ---------           ---------

    Total assets                                                                   $ 34,394            $ 70,830
                                                                                   =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations                                     $     58            $     13
  Accounts payable                                                                    1,177               1,574
  Accrued liabilities and other                                                         718                 753
  Deferred revenue                                                                      527                 909
                                                                                   ---------           ---------
    Total current liabilities                                                         2,480               3,249
                                                                                   ---------           ---------

Long-term debt:
  Capital lease obligations                                                              12                   6
                                                                                   ---------           ---------
    Total long-term debt                                                                 12                   6
                                                                                   ---------           ---------
    Total liabilities                                                                 2,492               3,255
                                                                                   ---------           ---------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.01 per share; authorized 1,000,000
    shares; none issued or outstanding                                                   -                   -
  Common stock, par value $.01 per share; authorized 50,000,000
    shares; issued and outstanding 18,038,987 and 20,282,077                            180                 203
    shares at December 31, 1995 and September 30, 1996, repectively
  Additional paid-in capital                                                         54,452              90,909
  Deficit accumulated during the development stage                                  (22,629)            (23,537)
  Deferred compensation on stock options granted                                       (101)                -
                                                                                   ---------           ---------
    Total stockholders' equity                                                       31,902              67,575
                                                                                   ---------           ---------

    Total liabilities and stockholders' equity                                     $ 34,394            $ 70,830
                                                                                   =========           =========


   The accompanying notes are an integral part of these financial statements.

                           FUISZ  TECHNOLOGIES  LTD.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                                                                               Cumulative
                                                                                                              for the period
                                                         THREE MONTHS ENDED            NINE MONTHS ENDED       June 9, 1988
                                                            SEPTEMBER 30,                 SEPTEMBER 30,       (INCEPTION) TO
                                                       -----------------------     -------------------------   SEPTEMBER 30,
                                                          1995        1996            1995          1996            1996
                                                       ----------- -----------     -----------   -----------    ------------
                                                       (UNAUDITED) (UNAUDITED)                   (UNAUDITED)    (UNAUDITED)
Operating revenues:
  Research and development                             $     492   $     477       $   1,466    $    1,648       $    5,484
  Licensing fees                                            -            265             400         4,990           10,016
  Royalties                                                 -            125             200           167              367
  Other, net                                                  22        -                 38            24              261
                                                       ----------- -----------     -----------  ------------     -----------
    Total operating revenues                                 514         867           2,104         6,829           16,128
                                                       ----------- -----------     -----------  ------------     -----------

Operating expenses:
  Research and development                                 1,190       2,566           3,182         5,850           19,261
  General and administrative                                 947       1,246           2,640         3,528           20,064
  Depreciation and amortization                              102         166             282           412            1,725
                                                       ----------- -----------     -----------  ------------     -----------
    Total operating expenses                               2,239       3,978           6,104         9,790           41,050
                                                       ----------- -----------     -----------  ------------     -----------

Net operating loss                                        (1,725)     (3,111)         (4,000)       (2,961)         (24,922)
                                                       ----------- -----------     -----------  ------------     -----------

Other income (expense):
  Interest income                                             19         910             113         2,057            2,754
  Interest expense                                           (71)         (1)           (216)           (4)            (661)
                                                       ----------- -----------     -----------  ------------     -----------
    Total other income (expense)                             (52)        909            (103)        2,053            2,093
                                                       ----------- -----------     -----------  ------------     -----------

Net loss, before cumulative effect of a change in
  accounting                                              (1,777)     (2,202)         (4,103)         (908)         (22,829)
Cumulative effect of change in accounting for patent
  application costs                                         -           -               -             -                (708)
                                                       ----------- -----------     -----------  ------------     -----------
Net loss                                               $  (1,777)  $  (2,202)      $  (4,103)   $     (908)      $  (23,537)
                                                       =========== ===========     ===========  ============     ===========

Net loss per common share                              $   (0.18)  $   (0.11)      $   (0.43)   $    (0.05)      $    (2.38)
                                                       =========== ===========     ===========  ============     ===========

Weighted average common shares and common
  share equivalents outstanding                            9,624      20,205           9,624        19,211            9,874
                                                       =========== ===========     ===========  ============     ===========





   The accompanying notes are an integral part of these financial statements.

                            FUISZ TECHNOLOGIES LTD.
                            STATEMENTS OF CASH FLOWS
                        (A Development Stage Enterprise)
                                 (in thousands)

                                                                                                          CUMULATIVE
                                                                                                        FOR THE PERIOD
                                                                              NINE MONTHS ENDED          JUNE 9, 1988
                                                                                SEPTEMBER 30,          (INCEPTION) TO
                                                                          -------------------------      SEPTEMBER 30,
                                                                             1995         1996               1996
                                                                          ----------  -------------     --------------
                                                                                       (UNAUDITED)       (UNAUDITED)
Operating activities:
  Net loss                                                                $ (4,103)      $   (908)     $     (23,537)
  Adjustments to reconcile net loss to net
     cash used by operating activities:
    Cumulative effect of change in accounting  principle                       -              -                  708
    Depreciation and amortization                                              282            412              1,725
    Noncash compensation expense                                               170             68              1,001
    Loss on disposal of leasehold improvements                                 -              -                   99
    Noncash interest expense                                                   -              -                  314
    Changes in working capital items:
      Decrease (increase) in accounts receivable
        and other assets                                                         1           (414)              (752)
      Increase (decrease) in accounts payable
        and other current liabilities                                          227            761              2,672
                                                                          ---------      ---------     --------------
    Net cash used by operating activities                                   (3,423)           (81)           (17,770)
                                                                          ---------      ---------     --------------

Investing activities:
  Purchases of marketable securities                                           -          (44,418)           (56,736)
  Sales and maturities of marketable securities                                -              -                2,151
  Additions to property and equipment, net                                    (283)        (3,424)            (5,450)
  Additions to patents                                                         -              -                 (765)
                                                                          ---------      ---------     --------------
    Net cash used by investing activities                                     (283)       (47,842)           (60,800)
                                                                          ---------      ---------     --------------

Financing activities:
  Net proceeds from sale of Preferred Stock                                    -              -               17,253
  Proceeds from issuance of debt                                               -              -                4,660
  Net proceeds from sale of Common Stock                                       -           35,823             68,084
  Proceeds from exercise of stock options                                      -              613                662
  Proceeds from exercise of stock warrants                                     -              130                130
  Principal payments under long-term debt                                      (59)           (51)            (1,066)
  Increase in deposits and escrow funds                                        (20)          (447)              (454)
                                                                          ---------      ---------     --------------
    Net cash provided by (used by) financing activities                        (79)        36,068             89,269
                                                                          ---------      ---------     --------------

Net increase (decrease) in cash and cash equivalents                        (3,785)       (11,855)            10,699

Cash and cash equivalents, beginning of period                               4,288         22,554             -
                                                                          ---------      ---------     --------------
Cash and cash equivalents, end of period                                       503         10,699             10,699

Marketable securities, end of period                                           -           54,585             54,585
                                                                          ---------      ---------     --------------

Cash, cash equivalents and marketable securities, end of
  period                                                                  $    503       $ 65,284      $      65,284
                                                                          =========      =========     ==============

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

         The information at September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which the management of the Company believes necessary for fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1995, included in the Company's 1995 Form 10-K.

         Earnings per common and common equivalent share as presented on the face of the statements of operations represent primary earnings per share. Dual presentation of primary and fully diluted earnings per share has not been made because the differences are insignificant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTICE CONCERNING FORWARD-LOOKING STATEMENTS

         This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The actual future results of Fuisz Technologies, Ltd. may differ materially due to a number of factors, including those discussed below under risk factors. These and other factors are more fully discussed in the Company's 1995 annual report on Form 10-K.

OVERVIEW

         Since its inception in June 1988, the Company has been in the development stage, engaged in the development and commercialization of its proprietary Shearform Matrix and other technologies for oral drug delivery and food applications. Substantially all revenues to date have been research and development fees and license fees. The Company has not been profitable to date, on a full fiscal year basis, and expects to incur additional losses in the foreseeable future, primarily due to the continuation of its research and development activities and the start-up of its production facilities. From its inception in 1988 through December 31, 1995, the Company has incurred net losses in each year, including net losses of approximately $3.3 million during the year ended December 31, 1995. These losses have resulted in an accumulated deficit of approximately $23.5 million at September 30, 1996.

RESULTS OF OPERATIONS

         Operating revenues were $867,000 for the quarter ended September 30, 1996, and $6,829,000 for the nine months ended September 30, 1996, compared to $514,000 for the quarter ended September 30, 1995 and $2,104,000 for the nine months ended September 30, 1995. The increases were primarily due to licensing fees attributable to additional licensing agreements entered into by the Company.

         Research and development expenses were $2,566,000 for the quarter ended September 30, 1996, and $5,850,000 for the nine months ended September 30, 1996, compared to $1,190,000 for the quarter ended September 30, 1995 and $3,182,000 for the nine months ended September 30, 1995. The increases were primarily due to increases in research personnel and facility expansion to support the Company's additional development and license agreements and the Company's continued emphasis on developing its technologies.

         General and administrative expenses were $1,246,000 for the quarter ended September 30, 1996, and $3,528,000 for the nine months ended September 30, 1996 compared to $947,000 for the quarter ended September 30, 1995 and $2,640,000 for the nine months ended September 30, 1995. The increases were primarily due to increases in personnel and expanded administrative activities.

         Net interest income was $909,000 for the quarter ended September 30, 1996, and $2,053,000 for the nine months ended September 30, 1996, compared to net interest expense of $52,000 for the quarter ended September 30, 1995 and $103,000 for the nine months ended September 30, 1995. The increases in net interest income were primarily due to funds generated from the initial public offering (the "IPO") of the Company's common stock in December 1995 and a second registered public offering (the "Secondary Offering") of the Company's common stock in April 1996 which were available for investment in 1996.

         As a result of the foregoing, the net loss was $2,202,000 for the quarter ended September 30, 1996, and $908,000 for the nine months ended September 30, 1996 compared to a net loss of $1,777,000 for the quarter ended September 30, 1995 and $4,103,000 for the nine months ended September 30, 1995.

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

         During the nine months ended September 30, 1996, the Company received approximately $ 613,000 from the exercise of stock options.

         Prior to the IPO and the Secondary Offering, the Company financed its operations primarily through private sales of its equity securities, issuances of convertible debt, and license and development fees. Through September 30, 1996, the Company had received net offering proceeds from private sales of equity securities and issuance of convertible notes of approximately $24.0 million and had generated license and development fees of approximately $15.5 million.

         As of September 30, 1996, the Company's portfolio of cash and marketable securities totaled $65.3 million. Major uses of cash during the nine months ended September 30, 1996, included research and development expenses of $5.8 million and capital expenditures of $3.4 million for property and equipment.

         The Company expects to incur additional losses in the foreseeable future. The Company expects that, at least for the foreseeable future, its revenues will be derived principally from development fees, license fees and, to a lesser extent, royalties from collaborative partners. In addition, pending disbursement for capital expenditures and working capital, the Company expects to realize income from the investment of the funds generated in its public offerings. The Company believes that the currently available funds and internally generated cash flow, will be adequate to meet the Company's cash needs through fiscal year 1997. The Company's capital needs, however, will depend on many factors, including continued progress in the research and development of the Company's technologies, the ability of the Company to establish and maintain additional collaborative agreements with others and the terms thereof, payment received from collaborative partners under research and development agreements, the cost involved in filing and enforcing patent claims, the status of competitive products and other factors. If the Company's currently available funds and internally generated cash flow are not sufficient to satisfy its financing needs, the Company would be required to seek additional funding through other arrangements with collaborative partners, through bank borrowings and through public or private sales of its securities, including equity securities. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms.

RISK FACTORS

         The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could effect, the Company's actual results and could cause the Company's actual results for the fourth quarter of 1996, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

History Of Operating Losses And Accumulated Deficit

         The Company has incurred net losses in each year since its inception, including net losses of approximately $3.3 million during the year ended December 31, 1995. These losses have resulted in an accumulated deficit of $23.5 million at September 30, 1996. The Company expects to incur additional losses in the foreseeable future. The Company's ability to generate significant revenue and become profitable will be dependent in large part on the ability of the Company to enter into additional collaborative agreements and on the ability of the Company and its collaborators to successfully commercialize products incorporating the Company's technologies. No assurance can be given that the Company will ever generate significant revenue or become profitable.

Products In Development Stage

         To date, only the Company's chewing gum flavoring systems have been incorporated in commercially available consumer products, and the Company has not realized significant revenues from product sales or royalties. Most of the Company's potential product applications are in the research or development stage. The Company's operating revenue from inception through September 30, 1996 of approximately $16.1 million has consisted principally of research and development fees and license fees. To achieve profitable operations, the Company, alone or with others, must successfully complete development of its products, obtain necessary regulatory approvals, complete manufacturing scale-up and introduce and market its products.

Product Commercialization

         A major component of the Company's strategy is to leverage its proprietary technology to develop and commercialize its own products. Such products include those that are subject to existing development and license agreements where the Company has retained co-exclusive manufacturing and marketing rights to the end-user products. The Company intends initially to formulate and pursue manufacturing and marketing of OTC and prescription pharmaceutical products. The development of commercial scale manufacturing facilities and marketing efforts by the Company will require significant commitments of capital by the Company. The Company has no manufacturing experience and has no experience with marketing products commercially. There can be no assurance that the Company can successfully develop such experience, or that the Company's products will be accepted in the marketplace. Commercialization efforts by the Company may compete with activities of the Company's collaborative partners, most of whom have greater financial resources than the Company. Moreover, there can be no assurance that the Company's active pursuit of its own efforts to commercialize products using the Company's proprietary technology will not otherwise adversely affect the Company's relations with its existing and potential collaborative partners.

Limited Manufacturing Experience; Risk Of Manufacturing Scale-Up

         Products incorporating the Company's technology have not been manufactured by the Company or by its collaborative partners on a commercial scale, except for the Company's chewing gum flavoring systems which utilizes the Company's Shearform Matrix technology. The Company currently plans to retain rights to manufacture commercial quantities of pharmaceutical compounds processed using the Company's microsphere technology. The Company has no experience manufacturing products for commercial purposes. The Company is currently developing the facilities required for such manufacturing activities and the Company will be required to substantially increase its manufacturing capabilities. There can be no assurance that the Company or its collaborative partners will be able to successfully develop commercial-scale manufacturing facilities and develop or design in a timely manner or at a commercially reasonable cost the equipment necessary to manufacture products utilizing the Company's technology. Moreover, in connection with the manufacture of pharmaceuticals and food ingredient products, the Company and its collaborative partners will be required to adhere to current Good Manufacturing Practice ("GMP") regulations enforced by the U.S. Food and Drug Administration ("FDA") through its facilities inspection program. The Company and its collaborative partners also will be required to comply with manufacturing standards prescribed by various federal, state and local regulatory agencies in the United States and other countries. There can be no assurance that manufacturing and control problems will not arise as the Company or its collaborative partners begin to scale up manufacturing facilities or that manufacturing can be scaled up in a timely manner or at a commercially reasonable cost to enable production in sufficient quantities.

Dependence Upon Collaborative Partners

        Although the Company is undertaking development and commercialization of its own products, an element of the Company's strategy is to enter into collaborative arrangements with other companies which will market and manufacture products incorporating the Company's technology. The Company expects that, at least for the foreseeable future, its revenues will be derived principally from development fees, license fees and royalties from collaborative partners. The Company's prospects are, therefore, in part dependent upon the Company's ability to attract and retain collaborative partners and to develop technologies and products that meet the requirements of such collaborative partners. There can be no assurance that the Company's existing or future collaborative arrangements will result in successful product commercialization. The Company will also be dependent upon the marketing efforts, manufacturing capabilities and regulatory approval efforts of its collaborative partners. The Company anticipates that most licensees will be given the exclusive or co-exclusive right to market products incorporating the Company's technology for a particular class of products for a particular territory, and the amount and timing of resources to be devoted by them to marketing are not within the control of the Company.

No Assurance Of Product Licenses; Other Risks Associated With Collaborative Agreements

         The Company has entered into development agreements with collaborative partners for products using the Company's technologies. Pursuant to these agreements, the Company typically agrees to develop product prototypes for the collaborative partner's evaluation. In many cases, the Company expects that a definitive license agreement for the manufacture and marketing of a product or products will be entered into at the same time as the development agreements relating to such product. In other cases the collaborative partner may be granted an option to enter into a license agreement at a later date, and, in such cases, the collaborative partner will not be obligated to enter into a license agreement with the Company. In any event, a collaborative partner will generally have the right to abandon a product, and consequently to terminate funding, at any time and for any reason without penalty. Collaborative partners will also generally be free to market products using drug delivery or other technologies that are competitive with those of the Company. A decision by a collaborative partner to abandon one or more of its products incorporating the Company's technology or to adopt a competing technology could adversely affect the Company's financial condition and results of operations. The Company's license agreements currently in effect generally provide, and it is expected that future license agreements will provide, for the Company to receive a payment at the time of execution of the agreement, additional scheduled payments or payments upon attainment of certain milestones and royalty payments based on net sales of products by the licensee. The timing and amount of such payments will fluctuate, and such fluctuations could have a material adverse effect on the Company's cash position and results of operations. In addition, royalty rates for licenses of the Company's technology for OTC products are expected, consistent with industry practices, to be lower than royalty rates for licenses relating to prescription products.

Patents And Proprietary Rights

         The Company's success depends in large part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The Company has been granted 42 U.S. patents and has filed a substantial number of applications for additional U.S. patents, as well as corresponding patent applications outside the United States, relating to the Company's technology. There can be no assurance that any of the pending patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any patents issued to the Company will provide the Company with competitive advantages or will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating the Company's technology. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of the Company's products or, if patents are issued to the Company, design around the Company's patents. Any of the foregoing results could have a material adverse effect on the Company.

Government Regulation and Product Approval

         Manufacturing and sales of products and potential products by the Company and its collaborative partners may be subject to extensive regulation by the FDA and by comparable agencies in foreign countries. Although the nature and extent of regulation varies by type of product, in general, products must meet standards regarding safety and efficacy, manufacturing practices, labeling and purity. In addition, certain products must receive FDA approval prior to marketing. The FDA has extensive enforcement powers, including the power to withhold approvals of new products, to initiate product recalls, to seize products, to delay or prevent product sales and to halt operations.

ITEM 1.  LEGAL PROCEEDINGS

         The Company is currently not a party to any legal proceedings, and does not know of any threatened legal proceedings, that the Company believes will have a material adverse effect on the Company's financial position or results of operations. See the Company's Form 10-Q for the quarter ended March 31, 1996 for description of other litigation.

ITEM 2.  CHANGES IN SECURITIES
                          None

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