Form 10-K
period 1996-12-31
FUISZ TECHNOLOGIES LTD
filed 1997-03-31
CIK 873064

================================================================================

                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
  X      Annual report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934
         For the fiscal year ended December 31, 1996.  [No Fee Required]

         Transition report pursuant to Section 13 or 15(d) of the Securities
-----    and Exchange Act of 1934 [No Fee Required] For the transition period
         from                                to
              ------------------------------     -----------------------------

                        Commission File number 0-27082
                           FUISZ TECHNOLOGIES LTD.
               (Exact name of registrant as specified in charter)

                         Delaware                                                 52-1579474
(State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification No.)

                        3810 Concorde Parkway, Suite 100
                           Chantilly, Virginia 20151
                    (Address of Principal Executive Offices)

       Registrant's telephone number including area code: (703) 803-3260

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

As of March 25, 1997, the aggregate market value of the Common stock of the Registrant (based upon the average bid and asked prices of the Common Stock as reported by the National Association of Securities Dealers, Inc. through its Automated Quotation System) held by nonaffiliates of the Registrant was approximately $97,527,000.

As of March 25, 1997, 20,695,529 shares of Common Stock of the Registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE.

================================================================================

                                     PART I

ITEM 1.    BUSINESS

GENERAL

    Fuisz Technologies Ltd. ("Fuisz" or the "Company"), a Delaware corporation incorporated in 1988, is engaged in the development and commercialization of its proprietary technologies for a wide range of oral drug delivery and food applications. The Company is focused on commercializing its proprietary microsphere technology for use in a variety of drug delivery systems, including its rapid dissolving tablet and controlled release formats for over-the-counter ("OTC") and prescription (or "ethical") pharmaceuticals.

    The Company's primary drug delivery technology is the generation of unique proprietary microspheres of pharmaceutical compounds which can be coated to create controlled release or taste-masked pharmaceutical products. These microspheres are uniform in size and shape. As a result, the Company expects that the coated microspheres will have enhanced controlled release and taste-masking characteristics compared to pharmaceuticals processed using other currently available techniques. The Company further believes that processing pharmaceuticals into microspheres using its technology will allow for simpler and less expensive coating procedures which could reduce the cost of capsules and tablets. The microspheres may be incorporated into the Company's rapid dissolving tablets or may be used in the formulation of controlled release pharmaceutical products.

    To date, the Company has applied its proprietary technologies to develop rapid dissolving tablet formats, including a tablet that dissolves in the mouth in a few seconds with or without water ("Flash Dose(TM)"), and a tablet that dissolves with a few chews ("EZ Chew(TM)"). The Company's rapid dissolving tablets are taste-masked, have high dosage capacity, can include a broad range of active ingredients and excipients and, the Company believes, can be manufactured more easily and inexpensively than products that use other rapid dissolving tablet technologies. The Company is collaborating with a number of major pharmaceutical companies to apply its technology to pharmaceutical products. The Company believes that its technology will contribute to the consumer appeal of drugs marketed in this format, allowing pharmaceutical companies using the Company's technology to differentiate their products and thereby gain a marketing advantage over competing products, both in the highly competitive OTC market, and in the ethical pharmaceutical market, where superior formulations can provide significantly improved product performance and patient compliance.

    By entering into development and license agreements with OTC and ethical pharmaceutical companies for the initial commercialization of its rapid dissolving tablet and controlled release technologies, the Company believes that it will continue to be able to focus a substantial portion of its internal resources on further development of its technologies, while leveraging the established sales and marketing organizations of its licensees. At the same time, the Company has begun to develop its own product formulations, which it intends to commercialize on its own or through third parties.

    The Company's technologies also have broad applications for food product ingredients. The Company's food product development efforts focus on producing long-lasting flavor systems, improved emulsifiers, fat replacers and uncooked confections. The Company also has entered into research and/or licensing agreements with several major food companies regarding the use of certain of the Company's proprietary food product technologies in a number of food applications.

RECENT PROGRESS

    During 1996, the Company made significant progress in a number of areas, as evidenced by the following:

    - The number of Company employees approximately doubled from a year ago, reaching 116 as of February 28, 1997. Of that total, 96 are engaged directly in scientific and product research and development and process engineering activities and 20 in executive, administrative and financial functions.

    - During 1996, the Company commenced a significant expansion and upgrade of its research facilities to comply with pharmaceutical Good Manufacturing Practices ("GMP") standards. The Company also initiated development of GMP pilot-scale and production-scale tablet production lines and a GMP pilot-scale facility for producing and coating microspheres. This facility expansion has enabled the Company to achieve higher product throughput and to increase its capability for concurrent product formulation, development and stability testing.
         In particular, during the past year the Company increased its processing capability from small experimental laboratory batch quantities to commercial scale batch quantities.

    - Fuisz International Holdings Limited ("FIHL") was formed in 1996 as a wholly-owned subsidiary of the Company to commercialize the Company's products outside of North America. In December 1996, Kenneth W. McVey was appointed FIHL's president and chief executive officer, following a twelve-year career at Elan Pharma plc, where he served most recently as president of the Elan Pharma International unit.

    - During November 1996, the Company entered into a development agreement with Bayer Corporation for the development of an OTC drug product using one of the Company's proprietary rapid dissolve forms. In addition, during December 1996, the Company entered into a development agreement with Astra AB of Sweden for the development of a prescription pharmaceutical product utilizing the Company's proprietary miscrosphere technology. These additional agreements add to the Company's existing portfolio of customers which include OTC product development programs with SmithKline Beecham Corporation, The Boots Company plc, McNeil Consumer Products, Whitehall Robins Healthcare, and five prescription product programs with Kos Pharmaceuticals, Inc.

    - In the veterinary market, the Company entered into an agreement with IDEXX Laboratories, Inc., a leader in animal health diagnostics, to develop a number of pharmaceutical products for companion animals using the Company's rapid dissolve tablet technology.

    - During 1996, the Company entered into research and/or licensing agreements with British Sugar, ConAgra, General Mills and Hershey Foods regarding the use of its proprietary technologies in certain food applications.

    - The Company initiated a program to commercialize a calcium supplement as a dietary supplement product, which it plans to begin marketing in late 1997. In addition, the Company initiated development programs for a series of analgesic products that it plans to commercialize on its own behalf.

TECHNOLOGY AND PRODUCTS

    The Company is engaged in the development and commercialization of its proprietary technologies for a wide range of oral drug delivery and food applications. This proprietary technology can be used to produce a variety of products, including microspheres for coating in controlled release and taste-masking applications, rapidly dissolving tablets and long-lasting flavor systems and other food ingredients. The Company's primary focus is on the development of controlled release products through the application of its microsphere technology and the development and commercialization of its rapid dissolving tablet technology.

    Microspheres for Controlled Release and Taste-Masking Applications. The Company's technologies can be used to process pharmaceutical compounds into uniform microspheres with a typical median particle size of 150-180 microns. The Company believes its microspheres have advantages for both controlled release and taste-masking applications. The uniformity of size and shape of the microspheres created using the Company's technology could simplify and reduce the cost of coating the core particles and, in certain cases, improve the ability to control drug release characteristics. In addition, the Company's work to date has indicated that the microspheres can generally be produced with higher drug-to-excipient ratios than are currently achieved with other industry methods of producing core pharmaceutical particles, which may result in the reduction of the size of capsules and tablets. The Company has shown that a wide range of OTC and prescription drugs may be processed using its microsphere technology.

    Rapid Dissolving Tablets. To date, the Company has developed rapid dissolving tablet formats, including a tablet that dissolves in the mouth with or without water ("Flash Dose(TM)"), and a tablet that dissolves with a few chews ("EZ Chew(TM)"). In addition to the rapid dissolving feature of the Company's tablets, the Company uses its microsphere technology to mask the unpleasant taste of pharmaceutical compounds. The Company's tablets can incorporate high dosage levels in a single tablet and the Company believes that a wide variety of pharmaceutical compounds may be incorporated into its rapid dissolving tablets, including both soluble and insoluble drugs. Pharmaceutical combinations, such as multi-symptom cough and cold medications, can be incorporated into the Company's rapid dissolving tablets through the application of its microsphere technology.

    Food Applications. The Company's technologies can also be used to produce encapsulated flavors and sweeteners which function as sustained release flavor delivery systems. The Company's sustained release flavor delivery technology has been incorporated into chewing gums, in which flavor release of forty minutes has been achieved, a duration more than double that of typical chewing gums. The Company's technology can also be used to enhance the performance of ingredients such as emulsifiers, flavoring agents, salt replacing agents and sweeteners.

    The Company has also developed an uncooked confection matrix to be used in nutritional bars, which is low in calories and fat content and can be combined with active ingredients such as vitamins and minerals, food fibers, freeze-dried vegetables and high protein materials. These ingredients can be processed in a manner that isolates strong-tasting or reactive materials. The uncooked confection matrix can also be used to produce other forms of nutritional products as well as pharmaceuticals.

COLLABORATIVE AGREEMENTS

    The Company has agreements with a number of third parties to develop, and in most cases, license the Company's technology for use in the third parties' products. The

Company is engaged in active discussions with a number of other potential collaborative partners.

    The Company's collaborative arrangements typically provide for a development project to be followed by commercialization pursuant to a licensing arrangement. Under these agreements, the Company expects that its licensee typically will be responsible for marketing and distributing the products incorporating the Company's technology, while the Company will normally retain the right to manufacture the product. The Company's license agreements currently in effect generally provide for a one-time license fee upon execution, certain milestone or scheduled license payments and an ongoing royalty equal to a percentage of net sales of the licensee's products utilizing the licensed technology. The licensee typically is granted the right, which may be exclusive or co-exclusive with the Company or another party, to market products incorporating the Company's technology for a designated class of products in a designated territory.

    The Company has announced collaborations with SmithKline Beecham Corporation, Whitehall Robins Healthcare, a division of American Home Products Corporation, The Boots Company plc and McNeil Consumer Products Company, a division of Johnson & Johnson for development of Flash Dose(TM) and EZ Chew(TM) formulations of OTC products. In addition, the Company has recently announced development agreements for an OTC product with Bayer Corporation, a prescription product with Astra AB, and a number of veterinary products with IDEXX Laboratories, Inc. The Company is party to an agreement with Kos Pharmaceuticals Inc. for the development of controlled release, once-daily dosage formulations of five major prescription drugs. In the food products market, the Company has entered into agreements with British Sugar, ConAgra, General Mills, Hershey Foods and Leaf Group B.V.

COMMERCIALIZATION OF OTC AND PRESCRIPTION DRUGS BY THE COMPANY

    While the Company has generally followed the approach of relying on licensees to market the products incorporating its rapid dissolving tablet technology, it currently plans to develop a series of OTC and prescription products on its own behalf that it will market through distributors or license to third parties.

    In 1996, the Company established Fuisz International Holdings Limited ("FIHL"), a wholly-owned subsidiary of the Company, to commercialize the Company's proprietary products outside of North America. FIHL intends to construct manufacturing facilities for the production of its proprietary products and has begun efforts to develop a sales and distribution network, initially in Europe.

MANUFACTURING

    During 1996, the Company initiated construction of GMP pilot scale and commercial scale tablet production lines and a GMP pilot scale facility for producing and coating microspheres. These steps have enabled the Company to achieve higher product throughput and to increase its capabilities in product formulation, development and stability testing. Processing capability has been increased from experimental laboratory batch quantities to commercial scale batch quantities. The Company expects to develop a production scale facility for producing food products utilizing the Company's technology.

    In addition to developing manufacturing capabilities on its own,third parties or the Company's licensees may, under certain circumstances, manufacture products incorporating the Company's proprietary technologies.

RESEARCH AND DEVELOPMENT

    The Company's research and development efforts are focused on expanding the potential commercial applications of its proprietary drug-delivery technologies. The Company's development strategy is to focus most of its development resources on pharmaceutical applications before committing substantial funds for other applications.

    The Company expects that an increasing amount of its research and development efforts will be funded by collaborative partners but intends to continue to invest in internal research and development to enhance its technology and to develop new applications. The Company received $2.4 million for client-sponsored research and development activities in 1996 (and $2.0 million and $843,000 in 1995 and 1994, respectively) and spent $6.3 million on Company-sponsored research and development in 1996 (versus $2.4 million and $2.5 million in 1995 and 1994, respectively).

PATENTS AND PROPRIETARY TECHNOLOGY

    The Company's policy is to aggressively protect its proprietary technology by a variety of means including applying for patents in the United States and in appropriate foreign countries. As of February 28, 1997, the Company had been granted 50 U.S. patents and had filed a substantial number of additional U.S. patent applications, as well as corresponding patent applications outside the United States, relating to the Company's technology.

    The Company also relies upon trade secrets and other unpatented proprietary know-how in its product development activities. The Company's employees are required to enter into agreements providing for confidentiality and the assignment of rights to inventions made by them while in the employ of the Company. The Company also has entered into nondisclosure agreements which are intended to maintain the secrecy of its confidential information delivered to third parties for research and other purposes.

GOVERNMENT REGULATIONS

    The Company's research and development activities and the manufacturing and marketing of products incorporating the Company's technology are subject to regulation by numerous governmental agencies in the United States and in other countries. In the United States, the Company expects that the U.S. Food and Drug Administration (the "FDA") will regulate the Company's products and technologies in three different categories depending on the specific product: as drugs, as dietary supplements or food ingredients. In addition, the Company's manufacturing activities will be subject to the FDA's Good Manufacturing Practices ("GMP") regulations. If the Company or any of its customers fail to comply with FDA regulations, the FDA may take a variety of regulatory actions against the Company or such customers, including initiating product recalls, enjoining further sales of the product, seizing and destroying existing products, halting operations and imposing criminal liability on the manufacturer. Approval of a product by regulatory authorities in countries outside the United States must be obtained prior to the commencement of marketing of the product in such countries. The requirements governing the conduct of clinical trials and product approvals vary widely from country to country, and the time required for approval may be longer or shorter than that required for FDA approval. Although there are some procedures for unified filings for certain European countries, in general, each country at this time has its own procedures and requirements.

    The FDA may regulate the Company's pharmaceutical products as OTC or prescription drugs, depending on the regulatory status of the drug in which the Company's technology is used. OTC drugs using the Company's products may be regulated under the OTC monograph process, as an abbreviated new drug application ("ANDA"), as a supplemental new drug application ("SNDA") or the more complex and lengthy new drug application ("NDA"). OTC monographs establish conditions under which a drug category is generally recognized as safe and effective by the FDA for use in OTC products. Drugs listed in OTC monographs (such as aspirin, acetaminophen or antacids) that meet specified doses and labeling requirements and are manufactured in compliance with GMPs do not require a separate approval process for marketing. If the Company's OTC drug product is not covered by an OTC monograph but is demonstrated to be bioequivalent to a marketed product, the Company may petition the FDA for approval by an ANDA. Additionally, if the Company or its licensee has an existing NDA for an OTC drug such as ibuprofen, the Company may obtain market approval by filing an SNDA. The more lengthy NDA may be required for an OTC drug approval if the Company's new delivery technology is designed to prolong the release or increase the bioavailability or effectiveness of the drug.

    The Company's prescription drug products marketed in the U.S. will also be regulated by the ANDA, SNDA or NDA approval processes of the FDA. The Company intends to focus its efforts initially on the development of new products which are bioequivalent to existing pharmaceuticals requiring approval by the shorter ANDA or SNDA processes. Drug products for new chemical entities or new controlled release products for existing drugs will require a lengthier NDA. Marketing of OTC or prescription drug products outside the U.S. will require the Company to comply with appropriate requirements of foreign regulatory agencies.

    The Company's development of products used as food ingredients are regulated by the FDA as foods under the Federal Food, Drug and Cosmetic Act of 1938 (the "Act"), which requires that materials used in food products and the food products themselves must meet certain manufacturing, purity and labeling requirements. In addition, manufacturers of ingredients added to food must generally establish that such ingredients are Generally Recognized as Safe ("GRAS"). If such requirements are met, no regulatory approval is required for foods.

    In addition to the FDA regulatory framework for product approvals, the Company is subject to regulation under state and federal laws, including requirements regarding occupational safety, laboratory practices, environmental protection and hazardous substance control, and may be subject to other present and possible future local, state, federal and foreign regulations. To date, compliance with federal, state and local laws and regulations relating to protection of the environment have had no material effect upon the capital expenditures, results of operations or competitive position of the Company. Environmental regulations may be expected to increasingly affect the Company as it expands its manufacturing activities.

COMPETITION

    The markets for prescription and OTC pharmaceutical products, drug delivery systems and food products are highly competitive. In the pharmaceutical market, the Company competes with other providers of oral drug delivery systems, including rapid dissolving tablets and other delivery forms. In addition, the products of the Company's licensees which incorporate the Company's technologies will compete with products of other pharmaceutical companies for sales to the ultimate consumer. Other providers of drug delivery systems and food ingredient products include major pharmaceutical and diagnostic companies, companies specializing in drug delivery technology, chemical companies, food ingredient companies, consumer food companies and other companies, universities and institutions. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company. Technological advances by the Company's competitors which result in processes or technologies superior to those of the Company could render the Company's proprietary technology obsolete or lead to competition from other companies.

    Among the technologies expected to provide competition for the Company's rapid dissolving tablets are the Zydis(R) technology developed by R.P. Scherer ("Scherer"), which is based on a freeze dried gelatin tablet, and the OraSolv(R) technology of CIMA, which produces an effervescent tablet. The Company believes that the principal competitive factors in the market for rapid dissolving tablet technologies are taste-masking capability, dosage capacity, drug compatibility, and manufacturing costs. The Company believes that its taste-masked, rapid dissolving tablet technology competes favorably with respect to these factors. Scherer has a number of Zydis(R) products on the market and CIMA has a license from an affiliate of SmithKline Beecham Corporation, one of the Company's collaborative partners. The Company also believes that certain pharmaceutical companies may be developing other rapid dissolving tablet technologies which might be competitive with the Company's technology. There can be no assurance that these technologies will be unable to compete effectively with the Company's technologies. The Company's microsphere-based controlled release technology will compete with other drug delivery companies such as ALZA and Elan.

EMPLOYEES

    As of February 28, 1997 the Company had 116 employees, of which 96 were engaged directly in scientific and product research and development and process engineering activities and 20 in executive, administrative and financial functions. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be good.

ITEM 2.    PROPERTIES

    The Company leases approximately 96,000 square feet of laboratory, production and office space in Northern Virginia. Of the leased facilities, approximately 13,000 square feet are leased through November 1998 with a five-year renewal option, 17,000 square feet are leased through January 1999, 11,000 square feet are leased through January 2002 and the remaining space is leased through the year 2005 with a five-year renewal option. In January 1997, the Company purchased approximately 3,000 square feet of office space in Dublin, Ireland for administrative and business development uses and entered into a lease for approximately 3,000 square feet of laboratory space outside of Dublin. The Company believes that these facilities are adequate to meet the Company's short-term needs and that any additional required space will be available on commercially reasonable terms.

ITEM 3.    LEGAL PROCEEDINGS

    The Company is currently not a party to any legal proceedings, and does not know of any threatened legal proceedings, that the Company believes will have a material adverse effect on the Company's financial position or results of operations. See the Company's Form 10-Q for the quarter ended March 31, 1996 for additional detail.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    On December 20, 1995, the Company completed its initial public offering of Common Stock at a price of $8.00 per share. The Common Stock is admitted for trading on The Nasdaq Stock Market's National Market under the symbol "FUSE." The following table sets forth the high and low sale prices per share of Common Stock, as reported by Nasdaq, for the periods indicated. These quotations and sales prices do not include retail mark-ups, mark-downs or commissions.


                                                                             HIGH        LOW
                                                                             ----        ----
Year Ended December 31, 1995:
                  Fourth Fiscal Quarter............................          $10.17     $8.00

Year Ended December 31, 1996:
                  First Fiscal Quarter.............................           18.17      9.83
                  Second Fiscal Quarter............................           31.50     16.25
                  Third Fiscal Quarter.............................           19.75      9.50
                  Fourth Fiscal Quarter............................           16.00      7.25

    According to records of the Company's transfer agent, as of March 25, 1997, the Company had approximately 240 stockholders of record. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

    On March 22, 1996, the Board of Directors approved a three-for-two stock split in the form of a dividend of one share of Common Stock for each two shares, effective April 16, 1996 to all stockholders of record of Common Stock as of April 2, 1996. The information contained in this Report has been adjusted to reflect the stock split.

ITEM 6.    SELECTED FINANCIAL DATA

    The following selected financial data for the Company should be read in conjunction with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report. The statement of operations data for the years ended December 31, 1994, 1995 and 1996, and for the period June 9, 1988 (inception) to December 31, 1996 and the balance sheet data at December 31, 1995 and 1996 are derived from the financial statements of the Company, audited by Coopers & Lybrand L.L.P., independent accountants, included elsewhere in this Report. The statement of operations data for the years ended December 31, 1992 and 1993 and the balance sheet data at December 31, 1992, 1993 and 1994 are derived from audited financial statements that are not included herein.



                                                                                                     June 9, 1988
                                                                                                      (Inception)
                                                        Year Ended December 31,                           to
                                     --------------------------------------------------------------- December 31,
                                        1992        1993         1994         1995         1996          1996
                                        ----        ----         ----         ----         ----          ----
                                                 (In thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
Operating revenues:
  Research and development.......      $  225       $  616       $  843      $2,002       $2,426         $ 6,262
  Licensing fees.................          --           --          500       3,400        5,760          10,786
  Royalties......................          --           --           --         200          292             492
  Other, net.....................          97           55           26          56           48             285
                                     --------    ---------    ---------    --------     --------     -----------
     Total operating revenues....         322          671        1,369       5,658        8,526          17,825
                                     --------    ---------    ---------    --------     --------     -----------

Operating expenses:
  Research and development.......       1,835        2,496        3,337       4,352        8,740          22,151
  General and administrative.....       2,350        3,924        4,183       4,103        8,862          25,398
  Depreciation and amortization..         184          314          320         387          703           2,016
                                     --------    ---------    ---------    --------     --------     -----------
     Total operating expenses           4,369        6,734        7,840       8,842       18,305          49,565
                                     --------    ---------    ---------    --------     --------     -----------

Net operating loss...............     (4,047)      (6,063)      (6,471)     (3,184)      (9,779)        (31,740)
Net interest income (expense)....          66           64        (142)        (87)        2,973           3,013
Cumulative effect of change in
  accounting principle...........          --        (708)           --          --           --           (708)
                                     --------    ---------    ---------    --------     --------     -----------

Net loss.........................    $(3,981)     $(6,707)     $(6,613)    $(3,271)     $(6,806)       $(29,435)
                                     ========    =========    =========    ========     ========     ===========

Net loss per share...............     $(0.42)      $(0.70)      $(0.69)     $(0.34)      $(0.35)
                                     ========    =========    =========    ========     ========

Weighted average common shares and
  common share equivalents              9,526        9,554        9,603       9,763       19,496
  outstanding......................  ========    =========    =========    ========     ========



                                                                           December 31,
                                                 ------------------------------------------------------------------
                                                    1992         1993         1994         1995          1996
                                                    ----         ----         ----         ----          ----
                                                                         (In thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and marketable
  securities....................................    $6,140      $2,266       $4,288        $32,721      $60,500
Working capital...............................       5,665       1,877        3,282         30,438       57,855
Total assets..................................       7,939       3,570        6,140         34,394       69,083
Total liabilities.............................         678       2,652        4,200          2,492        4,892
Deficit accumulated during the development
  stage.......................................      (6,038)    (12,745)     (19,358)       (22,629)     (29,435)
Total stockholders' equity....................      $7,261        $918       $1,940        $31,902      $64,191

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

NOTICE CONCERNING FORWARD-LOOKING STATEMENTS

     This Form 10-K contains forward-looking statements that involve risks and uncertainties. The actual future results of Fuisz Technologies Ltd. may differ materially due to a number of factors, including those discussed below under "Risk Factors."

OVERVIEW

     Since its inception in June 1988, the Company has been in the development stage, engaged in the development and commercialization of its proprietary technologies for a wide range of oral drug delivery and food applications. Substantially all revenues to date have been research and development fees and license fees. The Company has not been profitable to date and expects to incur additional losses in the near term, primarily due to the continuation of its research and development activities and the start-up of its manufacturing operations. From its inception in 1988 through December 31, 1996, the Company has incurred net losses in each year, including net losses of approximately $6.8 million during the year ended December 31, 1996. These losses have resulted in an accumulated deficit of approximately $29.4 million at December 31, 1996.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Operating revenues were $8,526,000 for 1996 compared to $5,658,000 for 1995, an increase of $2,868,000, or 51%. The increase was primarily due to development and licensing fees attributable to additional development and licensing agreements entered into by the Company.

     Research and development expenses were $8,740,000 for 1996 compared to $4,352,000 for 1995, an increase of $4,388,000 or 101%. The increase was primarily due to increases in research personnel and facility expansion to support the Company's additional development and license agreements and the Company's increased emphasis on developing its technologies and products.

     General and administrative expenses were $8,862,000 for 1996 compared to $4,103,000 for 1995, an increase of $4,759,000, or 116%. The increase was primarily due to $3,000,000 of non-cash compensation expense related to stock granted in the fourth quarter of 1996 to the newly named President and CEO of Fuisz International Holdings Limited, as well as expanded administrative and business development activities, both domestically and abroad, and patent filing costs.

     Net interest income was $2,973,000 for 1996 compared to net interest expense of $87,000 for 1995, an increase in net interest income of $3,060,000. The increase in net interest income was primarily due to funds generated from the initial public offering of the Company's common stock in December 1995 and the secondary offering of the Company's common stock in April 1996 which were available for investment in 1996.

     As a result of the foregoing, the net loss was $6,806,000 for 1996, an increase of $3,535,000, or 108%, from the net loss of $3,271,000 for 1995.

    YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

    Operating revenues were $5,658,000 for 1995 compared to $1,369,000 for 1994, an increase of $4,289,000, or 313%. The increase was primarily due to development and licensing fees attributable to additional development and license agreements entered into by the Company.

    Research and development expenses were $4,352,000 for 1995 compared to $3,337,000 for 1994, an increase of $1,015,000, or 30%. The increase was primarily due to increases in research personnel to support the Company's additional development agreements and the Company's continued emphasis on developing its technologies.

    General and administrative expenses were $4,103,000 for 1995 compared to $4,183,000 for 1994, a decrease of $80,000, or 2%. The decrease was primarily due to the impact in 1994 of the transition of newly hired members of senior management and the related severance of their predecessors, offset in part by $224,000 in deferred financing costs that were fully recognized in 1995 when a line of credit terminated upon completion of the IPO.

    Net interest expense was $87,000 for 1995 compared to $142,000 for 1994, a decrease of $55,000, or 39%. The decrease in net expense was primarily due to funds generated from the sale of Series D Convertible Preferred Stock in August 1994 which were available for investment during 1995.

    As a result of the foregoing, the net loss was $3,271,000 for 1995, a decrease of $3,342,000, or 51%, from $6,613,000 for 1994.

LIQUIDITY AND CAPITAL RESOURCES

    On December 20, 1995, the Company completed its initial public offering of 4,125,000 shares of common stock (the "IPO") at a price of $8.00 per share. The Company received net proceeds from the IPO of approximately $30.2 million.

    On May 3, 1996, the Company completed a registered public offering of 3,900,000 shares of common stock (the "Secondary Offering") at a price of $25.00 per share. Of the 3,900,000 shares of common stock offered in the Secondary Offering, 1,125,000 shares were sold by the Company and 2,775,000 shares were sold by certain selling stockholders. Pursuant to the underwriters' over-allotment option for the Secondary Offering, on May 9, 1996, the Company sold an additional 368,000 shares of common stock and certain selling stockholders sold an additional 217,000 shares of common stock at a price of $25.00 per share. The Company did not receive any proceeds from the sale of shares by the selling stockholders, except for $1.1 million relating to the exercise of 401,550 stock options, the common stock received upon exercise of which was sold in the Secondary Offering. The Company received net proceeds from the Secondary Offering (including the $1.1 million relating to the exercise of stock options and the sale of the additional shares of common stock pursuant to the underwriters' over-allotment option) of approximately $35.8 million.

    During the year ended December 31, 1996, in addition to the $1.1 million described above, the Company received approximately $901,000 from the exercise of stock options and $130,000 from the exercise of stock warrants.

    Prior to the IPO and the Secondary Offering, the Company financed its operations primarily through private sales of its equity securities, issuances of convertible debt, and license and development fees. Through December 31, 1996, the Company had received net offering proceeds from private sales of equity securities and issuance of convertible notes of approximately $24.0 million and had generated licenses and development fees of approximately $17.0 million.

    As of December 31, 1996, the Company's portfolio of cash and marketable securities totaled $60.5 million. Major uses of cash during the year ended December 31, 1996, included research and development expenses of $8.8 million, capital expenditures of $4.5 million for property and equipment and the repurchase of 100,000 shares of the Company's common stock for $775,000.

    During the next several years, the Company expects to commit a significant amount of its cash flow to capital expenditures and for research and development activities at both its present Virginia facilities and its new international facilities in Ireland. The Company estimates that capital expenditures of approximately $18-20 million will be required in 1997. Such expenditures will be used to acquire an administrative office facility in Dublin, Ireland (during January 1997, the Company purchased such a facility for approximately $1.0 million) and to continue to upgrade and significantly expand its research facilities to comply with pharmaceutical Good Manufacturing Practices ("GMP") standards. Such expenditures will also include the continued development of GMP pilot-scale and production-scale tablet production lines and a pilot-scale GMP facility for producing and coating microspheres. These research and production facilities will be used in connection with the Company's OTC and controlled release activities. In addition, the Company expects to use these capital expenditures to develop a production-scale facility for producing food products utilizing the Company's technology.

    The Company expects to continue to incur substantial expenses related to further research and development of its technologies and products, increased staffing levels, acquisition and support of patent rights, additional capital equipment for research and development activities and facility expansion. The Company estimates that it may spend approximately $12.0 million during 1997 for product research and development activities not funded by the Company's collaborative partners.

    During the next several years, the Company will periodically evaluate acquisitions of businesses, products and technologies that extend or enhance the Company's current business and line of products.

    In November 1996, the Company's Board of Directors authorized a stock repurchase program under which the Company is authorized to repurchase up to 1,000,000 shares of the Company's common stock for reissuance upon the exercise of employee stock options and for other compensation programs utilizing the Company's stock.

    The Company expects to incur additional losses in the near term. The Company expects that, at least for the near term, its revenues will be derived principally from development and license fees and, to a lesser extent, royalties from collaborative partners. In addition, pending disbursement for capital expenditures and working capital, the Company expects to realize income from the investment of the funds generated in its public offerings. The Company believes that the currently available funds and internally generated cash flow, will be adequate to meet the Company's cash needs through fiscal year 1997. The Company's capital needs, however, will depend on many factors, including continued progress in the research and development of the Company's technologies, the ability of the Company to establish and maintain additional collaborative agreements with others and the terms thereof, payment received from collaborative partners under research and development agreements, the cost involved in filing and enforcing patent claims, the status of competitive products and other factors. If the Company's currently available funds and internally generated cash flow are not sufficient to satisfy its financing needs, the Company would be required to seek additional funding through other arrangements with collaborative partners, through bank borrowings and through public or private sales of its securities, including equity securities. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms.

    The Company has not generated taxable income to date. At December 31, 1996, the net operating losses available to offset future taxable income were approximately $41.5 million. The Company's total net operating loss carryforwards of $41.5 million include $13.2 million which, when realized, will not affect financial statement income, but will be recorded directly to stockholders' equity. Because the Company has experienced ownership changes, future utilization of the net operating loss carryforwards may be limited in any one fiscal year pursuant to Internal Revenue Code regulations. The net operating loss carryforwards expire at various dates beginning in 2003. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce federal income tax liabilities.

RISK FACTORS

    The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for 1997 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

    HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT

    The Company has incurred net losses in each year since its inception, including net losses of approximately $6.8 million during the year ended December 31, 1996. These losses have resulted in an accumulated deficit of $29.4 million at December 31, 1996. The Company expects to incur additional losses in the near term. The Company's ability to generate significant revenue and become profitable will be dependent in large part on the ability of the Company to enter into additional collaborative agreements and on the ability of the Company and its collaborators to successfully commercialize products incorporating the Company's technologies. No assurance can be given that the Company will ever generate significant revenue or become profitable.

    PRODUCTS IN DEVELOPMENT STATE

    To date, only the Company's chewing gum flavoring systems have been incorporated in commercially available consumer products, and the Company has not realized significant revenues from product sales or royalties. Most of the Company's potential product applications are in the research or development stage. The Company's operating revenue from inception through December 31, 1996 of approximately $17.8 million has consisted principally of research and development fees and license fees. To achieve profitable operations, the Company, alone or with others, must successfully complete development of its products, obtain necessary regulatory approvals, complete manufacturing scale-up and introduce and market its products.

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

    LIMITED MANUFACTURING EXPERIENCE; RISK OF MANUFACTURING SCALE-UP

    Products incorporating the Company's technology have not been manufactured by the Company or by its collaborative partners on a commercial scale, except for the Company's chewing gum flavoring systems. The Company currently plans to retain rights to manufacture commercial quantities of pharmaceutical compounds processed using the Company's microsphere technology. The Company has no experience manufacturing products for commercial purposes. The Company is currently developing the facilities required for such manufacturing activities and the Company will be required to substantially increase its manufacturing capabilities. There can be no assurance that the Company or its collaborative partners will be able to successfully develop commercial scale manufacturing facilities and develop or design in a timely manner or at a commercially reasonable cost the equipment necessary to manufacture products utilizing the Company's technology. Moreover, in connection with the manufacture of pharmaceuticals and food ingredient products, the Company and its collaborative partners will be required to adhere to current Good Manufacturing Practice ("GMP") regulations enforced by the U.S. Food and Drug Administration ("FDA") through its facilities inspection program. The Company and its collaborative partners also will be required to comply with manufacturing standards prescribed by various federal, state and local regulatory agencies in the United States and other countries. There can be no assurance that manufacturing and control problems will not arise as the Company or its collaborative partners begin to scale up manufacturing facilities or that manufacturing can be scaled up in a timely manner or at a commercially reasonable cost to enable production in sufficient quantities.

    DEPENDENCE UPON COLLABORATIVE PARTNERS

    Although the Company is undertaking development and commercialization of its own products, another major component of the Company's strategy is to enter into collaborative arrangements with other companies which will market and manufacture products incorporating the Company's technology. The Company expects that, at least for the foreseeable future, its revenues will be derived principally from the development fees, license fees and royalties from collaborative partners. The Company's prospects are, therefore, in part dependent upon the Company's ability to attract and retain collaborative partners and to develop technologies and products that meet the requirements of such collaborative partners. There can be no assurance that the Company's existing or future collaborative arrangements will result in successful product commercialization. The Company will also be dependent upon the marketing efforts, manufacturing capabilities and regulatory approval efforts of its collaborative partners. The Company anticipates that most licensees will be given the exclusive or co-exclusive right to market products incorporating the Company's technology for a particular class of products for a particular territory, and the amount and timing of resources to be devoted by them to marketing are not within the control of the Company.

    NO ASSURANCE OF PRODUCT LICENSES; OTHER RISKS ASSOCIATED WITH COLLABORATIVE AGREEMENTS

    The Company has entered into development agreements with collaborative partners for products using the Company's technologies. Pursuant to these agreements, the Company typically agrees to develop product prototypes for the collaborative partner's evaluation. In many cases, the Company expects that a definitive license agreement for the manufacture and marketing of a product or products will be entered into at the same time as the development agreements relating to such product. In other cases the collaborative partner may be granted an option to enter into a license agreement at a later date, and, in such cases, the collaborative partner will not be obligated to enter into a license agreement with the Company. In any event, a collaborative partner will generally have the right to abandon a product, and consequently to terminate funding, at any time and for any reason without penalty. Collaborative partners will also generally be free to market products using drug delivery or other technologies that are competitive with those of the Company. A decision by a collaborative partner to abandon one or more of its products incorporating the Company's technology or to adopt a competing technology could adversely affect the Company's financial condition and results of operations. The Company's license agreements currently in effect generally provide, and it is expected future license agreements will generally provide, for the Company to receive a payment at the time of execution of the agreement, additional scheduled payments or payments upon attainment of certain milestones and royalty payments based on net sales of products by the licensee. The timing and amount of such payments will fluctuate, and such fluctuations could have a material adverse effect on the Company's cash position and results of operations. In addition, royalty rates for licenses of the Company's technology for OTC products are expected, consistent with industry practices, to be lower than royalty rates for licenses relating to prescription products.

    PATENTS AND PROPRIETARY RIGHTS

    The Company's success depends in large part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The Company has been granted 50 U.S. patents and has filed a substantial number of applications for additional U.S. patents, as well as corresponding patent applications outside the United States, relating to the Company's technology. There can be no assurance that any of the pending patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any patents issued to the Company will provide the Company with competitive advantages or will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating the Company's technology. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of the Company's products or, if patents are issued to the Company, design around the Company's patents. Any of the foregoing results could have a material adverse effect on the Company.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

    The directors and executive officers of the Company, and their ages as of December 31, 1996 are as follows:




           NAME                          AGE           POSITION
           ----                          ---           --------

           Richard C. Fuisz, M.D.        57            Chairman of the Board of Directors, Chief Executive Officer,
                                                       President and Secretary

           Adrian M. Gerber              58            Executive Vice President, Business Development and Licensing

           Kenneth W. McVey              57            President and Chief Executive Officer of Fuisz  International
                                                       Holdings Limited and Director

           Michael Myers, Ph.D.          34            Executive Vice President, Pharmaceutical Operations

           Patrick D. Scrivens           43            Executive Vice President, Chief Financial Officer, Assistant
                                                       Secretary and Treasurer

           S. Rao Cherukuri              53            Senior Vice President, General Manager, Food and
                                                       Confections, Worldwide

           James L. Wilcox               45            Vice President and General Counsel

           John R. Fuisz                 29            Director

           Antone J. Lazos               54            Director

           Donald E. O'Neill             70            Director

           John Pappajohn                68            Director

           Fredrik C. Schreuder          59            Director

    Richard C. Fuisz, M.D., founder of the Company, has served as the Chairman of the Board, Chief Executive Officer and President since 1989. From 1975 until 1982, Dr. Fuisz was President and Chief Executive Officer of Medcom, a publicly traded medical training company, which was subsequently acquired by Baxter Healthcare Corporation. Inventor of the Company's core technology, Dr. Fuisz founded the Company in June 1988. Dr. Fuisz received his B.S. and M.D. from Georgetown University.

    Adrian M. Gerber joined the Company in February 1996 as Executive Vice President, Business Development and Licensing. In 1990 Mr. Gerber joined ALZA Corporation, a pharmaceutical company, as Executive Vice President, Business Development, and was appointed Executive Vice President, Commercial Development in 1994. In October 1995 Mr. Gerber left ALZA to form Adrian Gerber Inc., a bio-pharmaceutical business development organization. Mr. Gerber received a degree from Natal School of Pharmacy in Durban, South Africa in 1961.

    Kenneth W. McVey joined the Company in December 1996 as President and
Chief Executive Officer of Fuisz International Holdings Limited, a wholly-owned subsidiary of the Company. Mr. McVey is also a member of the Board of Directors of the Company. Mr. McVey has spent more than thirty years in the pharmaceutical industry. Prior to joining the Company, Mr. McVey served as President of Elan Pharma International, a division of Elan Corporation PLC ("Elan"), and as Executive Vice President of Elan responsible for commercial and business development, licensing and intellectual property. He served on the Board of Directors of Elan from 1992 until 1996.

    Dr. Michael Myers joined the Company in November 1995 as Vice President, Sustained Release. In April 1996, Dr. Myers was promoted to Executive Vice President of Pharmaceutical Operations. From 1987 to 1995, Dr. Myers worked for Elan Corporation Plc., a leading drug delivery company, most recently as Head of Pharmaceutical Development. Dr. Myers holds a B.Sc. and a Ph.D from University College, Cork, Ireland.

    Patrick D. Scrivens joined the Company in April 1994 as Executive Vice President and Chief Financial Officer and in November 1995, assumed the additional position of Treasurer. From February 1993 to March 1994, Mr. Scrivens was a private consultant to telemarketing and ATM networking companies. From 1988 to February 1991, Mr. Scrivens served as Chief Financial Officer for William Schneider, Inc., an international jewelry manufacturing company ("Schneider") and from February 1991 to January 1993 served as its Chief Executive Officer. In February 1993, Schneider filed for protection from its creditors and sought reorganization under Chapter 11 of the Bankruptcy Code. Mr. Scrivens holds a B.S. from the University of Maryland and is a Certified Public Accountant.

    S. Rao Cherukuri joined the Company in 1992 as Vice President, Research and Development, OTC and Consumer Products. From 1986 to 1992, Mr. Cherukuri was employed by Warner Lambert Company, a multinational pharmaceutical company, most recently as Director, Worldwide Technology, Consumer Products Research and Development. Mr. Cherukuri holds a B.S. and an M.S. from Andhra University and an M.B.A. from the University of Pennsylvania.

    James L. Wilcox joined the Company in November 1995 as Vice President and General Counsel. From 1983 to 1995, Mr. Wilcox served in a number of legal and management positions at Abbott Laboratories, a leading multi-national pharmaceutical company, most recently as Associate Division Counsel responsible for intellectual property and licensing. Mr. Wilcox holds a B.S. from Bowling Green State University and a J.D. from the University of Toledo College of Law.

    John R. Fuisz has served as a director of the Company since 1992. Mr. Fuisz is an attorney specializing in intellectual property litigation at the Washington, D.C. law firm of Dickstein Shapiro Morin & Oshinsky L.L.P., with which he has been associated since August 1996. Prior to that, Mr. Fuisz served as an attorney with the Washington, D.C. law firm of Nikaido, Marmelstein, Murray and Oram L.L.P., from 1992.

    Antone J. Lazos has served as a director of the Company since 1991. In October 1995, Mr. Lazos founded and since that time has served as Chief Executive Officer of StorCOMM, Inc., a clinical information management company. From 1981 to 1994, Mr. Lazos was Chairman and Chief Executive Officer of Medical Imaging Centers of America, Inc., a diagnostic imaging company. From 1994 to 1995, Mr. Lazos was President of Greenbriar Consulting.

    Donald E. O'Neill has served as a director of the Company since 1991. Mr. O'Neill was a director, Vice President and Chairman of International Operations of Warner Lambert Company between 1986 and 1991. Mr. O'Neill serves as a director of Cytogen Corporation, Fujisawa USA, Targeted Genetics, Alliance Pharmaceutical Corporation, MDL Information Systems and Immunogen.

    John Pappajohn has served as a director of the Company since 1990. Since 1969, Mr. Pappajohn has been President of Equity Dynamics, a financial consulting and venture capital firm, and the sole owner of Pappajohn Capital Resources, a venture capital firm. Mr. Pappajohn also serves as a director of CORE Inc., HealthDesk Corp., Drug Screening

Systems, Inc., GalaGen, OnCorMed, Inc., Patient Infosystems, PACE Health Management Systems, Inc., United Systems Technologies, Inc. and the Care Group.

    Fredrik C. Schreuder has served as a director of the Company since
August 1994. Since 1989, Mr. Schreuder has been President of Medical Venture Management A/S, a consulting venture capital firm. From 1983 to 1989, Mr. Schreuder served as an Executive Vice President of Hafslund Nycomed, a medical imaging company.

    John R. Fuisz is the son of Richard C. Fuisz. There are no other family relationships among any of the directors or executive officers of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission, The NASDAQ Stock Market and the Company initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Based upon the information supplied to it by such persons, the Company is required to report any known failure to file these reports within the period specified by the instructions to the reporting forms. Based solely upon review of the copies of such forms received by it, the Company believes that, during fiscal 1996, all filing requirements applicable to such persons were complied with, except that a Form 3 filed by Mr. McVey upon his becoming an executive officer of the Company inadvertently failed to report shares of the Company's common stock held by him prior to that date.

ITEM 11.   EXECUTIVE COMPENSATION

    The following table sets forth information regarding the compensation of the Chief Executive Officer and the four other most highly compensated executive officers of the Company serving as executive officers at the end of calendar year 1996 (the "Named Executive Officers") whose total compensation during that year exceeded $100,000.

                          SUMMARY COMPENSATION TABLE



                                                                                          Long Term
                                                      Annual Compensation            Compensation Awards
                                             --------------------------------------  -------------------
                                                                        Other
                                                                        Annual            Securities
Name and Principal Position        Year      Salary       Bonus     Compensation(1)   Underlying Options
---------------------------        ----      ------       -----     ---------------   ------------------

Richard C. Fuisz, M.D.             1996     $358,333      $225,000           --            150,000
  Chairman, Chief Executive        1995      254,168       225,000           --             90,000
  Officer and President            1994      220,833       100,000           --            105,000

Kenneth W. McVey(2)                1996            0    $3,000,000            0                  0
  President, Chief Executive
  Officer - Fuisz
  International Holdings Limited

Patrick D. Scrivens                1996      247,196       150,000           --             50,000
  Executive Vice President         1995      184,167       150,000           --             90,000
  and Chief Financial Officer      1994      125,000        75,000           --            375,000

Adrian M. Gerber(2)                1996      233,307      198,141(3)         --                  0
  Executive Vice President,        1995                                      --            225,000
  Business Development and
  Licensing

Michael Myers(2)                   1996      181,667       47,208(4)         --             87,500
  Executive Vice President,        1995       12,222       12,747(4)         --             37,500
  Pharmaceutical Operations


---------------------

(1) Pursuant to regulations of the Securities and Exchange Commission, perquisites not exceeding the lesser of $50,000 or 10% of an executive's combined salary and bonus are not required to be reported.

(2) Mr. McVey joined the Company in 1996 and Messrs. Gerber and Myers joined the Company in 1995. No information has been provided for prior years.

(3) Includes $148,141 in relocation expenses and payments in amounts estimated to cover the income tax liability to the executive in connection with such payments.

(4) Includes $17,208 and $12,039 in relocation expenses and payments in amounts estimated to cover the income tax liability to the executive in connection with such payments in 1996 and 1995, respectively.

    The following table sets forth information regarding stock options granted during 1996 by the Company to the Named Executive Officers.

                       OPTION GRANTS IN LAST FISCAL YEAR




                                                Individual Grants
                         -----------------------------------------------------------------    Potential Realized
                         Number of    % of Total                                           Value at Assumed Annual
                         Securities     Options                Market                        Rates of Stock Price
                         Underlying   Granted to              Price on                          Appreciation(1)
                          Options    Employees in   Exercise   Date of     Expiration           ---------------
 Name                     Granted     Fiscal Year    Price      Grant         Date            5%            10%
 ----                     -------     -----------    -----      -----         ----         ------         ------
 Richard C. Fuisz, M.D.   150,000        18.8%        $25.00    $25.00       4/29/06       $2,358,355    $5,976,534

 Kenneth W. McVey              --          --             --        --            --               --            --

 Patrick D. Scrivens       50,000         6.3%        $25.00    $25.00       4/29/06         $786,118    $1,992,178

 Adrian M. Gerber              --          --             --        --            --               --            --

 Michael Myers             37,500         4.7%        $15.17    $15.17       2/1/06          $357,685      $906,443
                           50,000         6.3%        $25.00    $25.00       4/29/06         $786,118    $1,992,178

-------------------
(1) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. This table does not take into account any appreciation in the price of the Common Stock to date.

    The following table sets forth certain information regarding the exercise of options during the year ended December 31, 1996, and the number and value of unexercised options held at December 31, 1996 by the Named Executive Officers.

   AGGREGATE OPTION EXERCISES IN 1996 AND OPTION VALUES AT DECEMBER 31, 1996




                              Shares                      Number of Securities         Value of Unexercised
                             Acquired                     Underlying Unexercised        In-the-Money Options
                                on         Value            Options at FY-End               at FY-End(1)
Name                         Exercise    Realized(2)    Exercisable    Unexercisable  Exercisable  Unexercisable
----                         --------    -----------    -----------    -------------  ----------   -------------

Richard C. Fuisz, M.D.          --           --        242,500          102,500      $450,179         $3,600

Kenneth W. McVey                --           --         --                --            --             --

Patrick D. Scrivens           115,000    1,969,183     292,778          107,222       979,587        144,055

Adrian M. Gerber                --           --        124,999          100,001         --             --

Michael Myers                   --           --         48,611           76,389         --             --


-----------------
(1) Based upon a market value of the Common Stock of $7.875 per share as of December 31, 1996.


(2) Based on difference between option exercise price and market price of Common Stock on date of exercise.

EMPLOYMENT AGREEMENTS

    The Company entered into an employment agreement with Mr. McVey that provides that Mr. McVey be employed as President and Chief Executive Officer of Fuisz International, Ltd., a wholly-owned subsidiary of the Company, for an initial period of three years, beginning on December 31, 1996. The agreement provides for an initial base salary of $400,000 per year, subject to an annual increase at least equal to the annualized inflation rate of the United Kingdom. Mr. McVey is also entitled to an annual performance bonus of at least $120,000, which may be increased at the discretion of the Compensation Committee of the Board of Directors. Mr. McVey is entitled to participate in the Company's Stock Option Plan. All options awarded thereunder vest upon expiration of the employment agreement, including any renewals thereof. The Company is required to provide medical and insurance coverage to Mr. McVey and his family throughout the term of his employment and to provide pension benefits no less favorable than those provided by his former employer. The Company, through one of its wholly-owned subsidiaries, has agreed to receive Mr. McVey's services through a management company incorporated in Bermuda. Payments are made to the management company in lieu of salary being paid to Mr. McVey.

    In connection with his employment, Mr. McVey received restricted stock of the Company, having a market value on the date of grant equal to $3.0 million. All of the shares vested on December 31, 1996 and are subject to a contractual restriction on transfer through January 1, 1998. Beginning January 1, 1998, Mr. McVey may transfer one third of the shares, with the transfer restrictions on each remaining third expiring each January 1, so that all restrictions expire on January 1, 2000. In the event of a "change of control" of the Company (as defined in the employment agreement), all transfer restrictions shall terminate. All transfers by Mr. McVey are subject to a right of first refusal in the Company.

    The Company entered into an employment agreement with Mr. Scrivens that provides for an initial employment term of three years beginning on October 19, 1994 (the initial employment term has since been extended through October 19, 1999). Mr. Scrivens may terminate his employment agreement at any time upon thirty days written notice. Under the terms of the employment agreement, Mr. Scrivens is entitled to receive an annual salary set by the Board of Directors; currently such annual salary is $270,000. The employment agreement provides that if the Company terminates the employment of Mr. Scrivens without "cause" (as defined in the employment agreement) or Mr. Scrivens terminates his employment for "good reason" following a "change in control" of the Company (each as defined), he is entitled to receive monthly severance payments in an amount equal to his monthly base salary, plus one-twelfth of his highest annual bonus during the preceding five years, through the remaining term of his employment agreement or, if longer, twelve months following termination. In addition, under these circumstances all stock options will vest and the period for their exercise will be extended through the original term of the option, and all insurance benefits will continue to be provided for twelve months following termination. The employment agreement contains provisions regarding the protection of confidential information and assignment of inventions to the Company and a covenant not to compete during the employment period and one year thereafter.

    The Company has employment agreements with each of Mr. Gerber and Dr. Myers that provided base annual salaries subject to annual review, and in the case of Mr. Gerber, a guaranteed bonus of $30,000, also subject to annual review. Each of the employment agreements has been extended beyond its original term. Mr. Gerber's agreement expires on February 29, 1998. Dr. Myers' agreement expires on November 3, 1997. Mr. Gerber's current annual salary is set at $270,000 and Dr. Myers' current annual salary is set at $210,000. Each agreement is conditioned upon the execution of a confidentiality agreement by the employee, and provides for relocation costs, participation in the Company's medical and life insurance plans and an automobile allowance. Pursuant to the agreements, upon execution, each of Mr. Gerber and Dr. Myers was recommended to receive options to purchase shares of the Company's common stock.

DIRECTORS' COMPENSATION

    Directors who are employees of the Company do not receive any compensation for their service as directors. The Company reimburses each director who is not an employee of the Company for his out-of-pocket expenses for attending meetings of the Board of Directors.

    In May 1994, the Board adopted and the stockholders of the Company approved the 1994 Director Stock Option Plan (the "Director Option Plan") and the Board provided that no additional options would be granted under the Company's 1991 Stock Option Plan (the "1991 Stock Option Plan"). The Director Option Plan provides that each new non-employee director first elected thereafter will receive a non-statutory option to purchase 30,000 shares of Common Stock upon his or her initial election. In addition, each non-employee director will receive a non-statutory option to purchase 3,000 shares of Common Stock under the Director Option Plan on the fifth business day following the end of each fiscal year, provided that he or she remains as an eligible director on the date of grant. All options granted to directors under the Director Option Plan are fully vested when granted, have an exercise price equal to the fair market value of the Common Stock on the date of grant and expire ten years after the date of grant or 90 days after the optionee ceases to serve as a director. Pursuant to the terms of the Director Option Plan, each of the five non-employee directors received an option to purchase 3,000 shares of Common Stock at a price of $9.83 per share in January 1996.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information, as of February 28, 1997, concerning beneficial ownership of the Company's common stock by (i) each person known by the Company to own beneficially more than five percent of the outstanding shares of the common stock, (ii) each director of the Company,
(iii) each executive officer of the Company named in the Summary Compensation Table, and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, all amounts reflected in the table represent shares in which the beneficial owners have sole voting and investment power.



                                                           Number of Shares
Name                                                     Beneficially Owned(1)                  Percent
----                                                     ---------------------                  -------
Richard C. Fuisz, M.D.(2,3)                                    4,160,000                          19.9%

Adrian M. Gerber(4)                                              124,999                            *

Kenneth W. McVey                                                 387,702                           1.9%

Michael Myers, Ph.D.(4)                                           73,666                            *

Patrick D. Scrivens(4)                                           331,666                           1.6%

John R. Fuisz(4)                                                  40,500                            *

Antone J. Lazos(5)                                                30,000                            *

Donald E. O'Neill(6)                                              95,250                            *

John Pappajohn(7)                                                916,248                           4.4%

Fredrik C. Schreuder(8)                                          154,048                            *

All directors and executive officers as a group                6,482,609                          29.8%
     (12 persons)(9)


*   Less than one percent.

(1) The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to the information contained in the footnotes to this table.

(2) Does not include shares held by the Richard C. Fuisz Children's Trust. See Note (3). Includes 260,000 shares issuable upon exercise of outstanding stock options exercisable within 60 days after February 28, 1997.

(3) Richard C. Fuisz is the grantor of the Richard C. Fuisz Children's Trust, an irrevocable trust formed for the benefit of the children of Dr. Fuisz. The trustee of the trust is The Bankers Trust Company. Dr. Fuisz disclaims beneficial ownership of these shares.

(4) Includes the following shares issuable upon exercise of outstanding stock options exercisable within 60 days after February 28, 1997: Mr. Gerber-124,999, Mr. Scrivens - 331,666, Dr. Myers - 66,666 and Mr. John Fuisz - 40,500.

(5) Includes 18,000 shares held of record by Donna Lazos, wife of Antone J. Lazos as Trustee for the DGT Trust. Mr. Lazos disclaims beneficial ownership of these shares. Also includes 12,000 shares issuable upon exercise of outstanding stock options exercisable within 60 days after February 28, 1997.

(6) Includes 76,500 shares held of record by O'Neill Asset Partners Ltd., over which Mr. O'Neill shares voting and investment power and 15,000 shares issuable upon exercise of outstanding stock options exercisable within 60 days after February 28, 1997.

(7) Shares indicated as beneficially owned by Mr. Pappajohn include 53,500 shares held of record by Mary Pappajohn, Mr. Pappajohn's wife, and 441,000 shares held of record by Thebes, Ltd., of which Mrs. Pappajohn is the sole shareholder. Mr. Pappajohn disclaims beneficial ownership of these shares. Also includes 31,500 shares issuable upon exercise of outstanding stock options and 42,000 shares issuable upon the exercise of warrants, in each case exercisable within 60 days after February 28, 1997.

(8) Shares indicated as beneficially owned by Mr. Schreuder include 54,000 shares held by K/S Nordic Health Care Partners ("Nordic") and 23,463 shares held by Viking Medical Ventures Ltd. ("Viking"). Mr. Schreuder is the President of a company that serves as the management company for Nordic and an investment advisor to Viking. Also includes 39,000 shares issuable upon exercise of outstanding stock options exercisable within 60 days after February 28, 1997.

(9) Includes 1,085,361 shares issuable on the exercise of outstanding stock options and warrants exercisable within 60 days after February 28, 1997 and other shares described in Notes (5), (6), (7) and (8).

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                    PART IV

ITEM 14.   EXHIBITS FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      1.  FINANCIAL STATEMENTS

         The following financial statements are filed as a part of this report:

                                                                                                    Page
                                                                                                    ----
             Report of Independent Accountants...............................................       F-2
             Balance Sheets..................................................................       F-3
             Statements of Operations........................................................       F-4
             Statements of Stockholders' Equity (Deficit)....................................       F-5
             Statements of Cash Flows........................................................       F-6
             Notes to Financial Statements...................................................       F-7

                  2.  FINANCIAL STATEMENT SCHEDULES

                  The following financial statement schedules are filed as a part of this report:

                  None.

                  3.  EXHIBITS

                  The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission. The Company will furnish copies of exhibits at a reasonable fee (covering the expense of furnishing copies) upon request.

                    3.1*        -     Fourth Amended and Restated Certificate of Incorporation of the
                                      Registrant, as amended.
                    3.2*        -     Certificate of Amendment of the Certificate of Incorporation of the
                                      Registrant.
                    3.3*        -     Amended and Restated Bylaws of the Registrant.
                    10.1*#      -     1991 Stock Option Plan.
                    10.1A*#     -     Amendment to 1991 Stock Option Plan.
                    10.2*#      -     1994 Stock Incentive Plan, as amended.
                    10.3*#      -     1994 Director Stock Option Plan, as amended.
                    10.4*#      -     1994 Employee Stock Purchase Plan, as amended.
                    10.5*       -     Warrant issued to Oppenheimer & Co., Inc., dated January 21, 1991.
                    10.6*       -     Warrants issued to Ventana Leasing, Inc. and Praktikerfinans AB, dated
                                      April 25, 1992.
                    10.7*       -     Warrant issued to Oppenheimer & Co., Inc., dated June 5, 1992.
                    10.8*       -     Warrant issued to Oppenheimer & Co., Inc., dated August 10, 1993.
                    10.9*       -     Warrants issued to Edgewater Private Equity Fund L.P. and John
                                      Pappajohn, dated June 14, 1994.
                    10.10*      -     1995 Common Stock Purchase Warrants.
                    10.11*      -     Second Amended and Restated Registration Rights Agreement.
                    10.12*      -     First Amendment to Second Amended and Restated Registration Rights
                                      Agreement.
                    10.13*      -     Lease Agreements between Avion (Fairfax) Associates, L.P. and the
                                      Company, each dated December 10, 1993.
                    10.14*      -     Lease Agreement by and between Avion (Fairfax) Associates, L.P. and the Company, dated July 19, 1995.
                    10.15       -     Sublease Agreement by and between Global Mail, Ltd. and the Company, dated
                                      February 10, 1997.
                    10.16*#     -     Employment Agreement between Patrick D. Scrivens and the Company, dated October 19, 1994.  (Filed as Exhibit 10.20 with the Company's registration statement on Form S-1, Registration No. 33-99092).
                    10.17#      -     Employment Agreement between Kenneth W. McVey and the Company, dated
                                      December 16, 1996.
                    10.18#      -     Employment Agreement between Adrian M. Gerber and the Company, dated
                                      December 7, 1995.


                    10.19#      -     Employment  Agreement  between  Michael  Myers and the  Company,  dated
                                      October 24, 1995.
                    11.1        -     Computation of historical net loss per share.
                    21.1        -     Subsidiaries of the Registrant.
                    23.1        -     Consent of Coopers & Lybrand L.L.P
                    27.1        -     Financial Data Schedule

                  --------------------


                  * Incorporated by reference to the Company's registration
                    statement on Form S-1, Registration No. 33-99092.

                  # Management contract or compensatory plan.

         (b)      REPORTS ON FORM 8-K

         On December 23, 1996, the Registrant filed a report on Form 8-K, Item 5 (Other Events). No other Forms 8-K were filed by the Registrant during the last fiscal quarter.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 FUISZ TECHNOLOGIES LTD.


                                                 By:  /S/
                                                      ------------------------
                                                      Richard C. Fuisz, M.D.
                                                      Chief Executive Officer

          Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


March   , 1997                                   By:  /S/
      --                                              ------------------------
                                                      Richard C. Fuisz, M.D.
                                                      Chief Executive Officer

March   , 1997                                   By:  /S/
      --                                              ------------------------
                                                      Patrick D. Scrivens
                                                      Chief Financial Officer

Directors:

March   , 1997                                   /S/
      --                                         -----------------------------
                                                 Richard C. Fuisz, M.D.

March   , 1997                                   /S/
      --                                         -----------------------------
                                                 John R. Fuisz

March   , 1997                                   /S/
      --                                         -----------------------------
                                                 Antone J. Lazos

March   , 1997                                   /S/
      --                                         -----------------------------
                                                 Donald E. O'Neill

March   , 1997                                   /S/
      --                                         -----------------------------
                                                 John Pappajohn

March   , 1997                                   /S/
      --                                         -----------------------------
                                                 Fredrik C. Schreuder

March   , 1997                                   /S/
      --                                         -----------------------------
                                                 Kenneth W. McVey

                   FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE ENTERPRISE)

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Accountants ........................................  F-2
Consolidated Balance Sheets ..............................................  F-3
Consolidated Statements of Operations ....................................  F-4
Consolidated Statements of Stockholders' Equity ..........................  F-5
Consolidated Statements of Cash Flows ....................................  F-6
Notes to Consolidated Financial Statements ...............................  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Fuisz Technologies Ltd.

    We have audited the accompanying consolidated balance sheets of Fuisz Technologies Ltd. and its subsidiaries (A Development Stage Enterprise) as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996, and for the period June 9, 1988 (inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fuisz Technologies Ltd. and its subsidiaries (A Development Stage Enterprise) as of December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, and for the period June 9, 1988 (inception) to December 31, 1996, in conformity with generally accepted accounting principles.


                                            COOPERS & LYBRAND L.L.P.

Rockville, Maryland
February 24 , 1997

                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE ENTERPRISE)

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      DECEMBER 31,
                                                                ------------------------
                                                                  1995          1996
                                                                --------     -----------
                                         ASSETS
Current assets:
    Cash and cash equivalents .................................   $ 22,554    $  5,282
    Marketable securities .....................................     10,167      55,218
    Accounts receivable .......................................         93       1,997
    Other current assets ......................................        104         250
                                                                  --------    --------
         Total current assets .................................     32,918      62,747
Property and equipment, net ...................................      1,200       4,958
Patents, net ..................................................        128         116
Other assets ..................................................        148       1,262
                                                                  --------    --------
         Total assets .........................................   $ 34,394    $ 69,083
                                                                  ========    ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of capital lease obligations ..............   $     58    $     12
    Accounts payable ..........................................      1,177       2,470
    Accrued liabilities and other .............................        718       1,039
    Deferred revenue ..........................................        527       1,371
                                                                  --------    --------
         Total current liabilities ............................      2,480       4,892
Capital lease obligations .....................................         12        --
                                                                  --------    --------
         Total liabilities ....................................      2,492       4,892
                                                                  --------    --------
Commitments and contingencies

Stockholders' equity:
    Preferred stock, par value $.01 per share;
        authorized 1,000,000 shares; none issued
        or outstanding ........................................       --          --
    Common stock, par value $.01 per share;
        authorized 50,000,000 shares; issued and
        outstanding 18,038,987, and
        20,684,529 shares, respectively .......................        180         207
    Additional paid-in capital ................................     54,452      93,419
    Deficit accumulated during the development stage ..........    (22,629)    (29,435)
    Deferred compensation on stock options granted ............       (101)       --
                                                                  --------    --------
           Total stockholders' equity .........................     31,902      64,191
                                                                  ========    ========
           Total liabilities and stockholders' equity .........   $ 34,394    $ 69,083
                                                                  ========    ========





              The accompanying notes are an integral part of these
                      consolidated financial statements.
                                      F-3

                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                              CUMULATIVE
                                                                               FOR THE
                                                                                PERIOD
                                                                              JUNE 9, 1988
                                           FOR THE YEARS ENDED DECEMBER 31,  (INCEPTION) TO
                                          --------------------------------    DECEMBER 31,
                                            1994        1995        1996          1996
                                          --------    --------    --------      --------
Operating revenues:
    Research and development...........   $    843    $  2,002    $  2,426      $  6,262
    Licensing fees ....................        500       3,400       5,760        10,786
    Royalties .........................       --           200         292           492
    Other, net ........................         26          56          48           285
                                          --------    --------    --------      --------
        Total operating revenues ......      1,369       5,658       8,526        17,825
                                          --------    --------    --------      --------
Operating expenses:
    Research and development ..........      3,337       4,352       8,740        22,151
    General and administrative ........      4,183       4,103       8,862        25,398
    Depreciation and amortization .....        320         387         703         2,016
                                          --------    --------    --------      --------
        Total operating expenses ......      7,840       8,842      18,305        49,565
                                          --------    --------    --------      --------
Net operating loss ....................     (6,471)     (3,184)     (9,779)      (31,740)
                                          --------    --------    --------      --------
Other income (expense):
    Interest income ...................        131         193       2,977         3,674
    Interest expense ..................       (273)       (280)         (4)         (661)
                                          --------    --------    --------      --------
        Total other income (expense) ..       (142)        (87)      2,973         3,013
                                          --------    --------    --------      --------
Net loss, before cumulative effect of a
  change in accounting ................     (6,613)     (3,271)     (6,806)      (28,727)

Cumulative effect of change in
  accounting for patent application
  costs ...............................       --          --          --            (708)
                                          --------    --------    --------      --------
Net loss...............................   $ (6,613)   $ (3,271)   $ (6,806)     $(29,435)
                                          ========    ========    ========      ========

Net loss per common share .............   $   (.69)   $  (0.34)   $  (0.35)
                                          ========    ========    ========
Weighted average common shares and
 common share equivalents outstanding .      9,603       9,763      19,496
                                          ========    ========    ========






              The accompanying notes are an integral part of these
                      consolidated financial statements.
                                      F-4

                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                             CONVERTIBLE
                                                           Preferred stock           Common stock            Treasury stock
                                                         ------------------         --------------          ----------------
                                                         SHARES     AMOUNT        SHARES      AMOUNT       SHARES       AMOUNT
                                                        --------   --------      --------    --------     --------     --------
  Inception (June 9, 1988)  . . . . . . . . . . . . .         -     $    -              -    $      -         -        $    -
   Sale of Common Stock, $.011
    per share . . . . . . . . . . . . . . . . . . . .         -          -        891,000       8,910         -             -
  Issuance of Common Stock  . . . . . . . . . . . . .
   for technology, $.011 per share  . . . . . . . . .         -          -      7,209,000      72,090         -             -
  Sale of Series B Preferred Stock, $5.00                     -          -              -           -         -             -
    per share . . . . . . . . . . . . . . . . . . . .   200,000      2,000              -           -         -             -
  Net loss  . . . . . . . . . . . . . . . . . . . . .         -          -              -           -         -             -
                                                        --------   --------    -----------    --------   --------     --------
  Balance, December 31, 1988  . . . . . . . . . . . .   200,000      2,000      8,100,000      81,000         -             -
  Net loss  . . . . . . . . . . . . . . . . . . . . .         -          -              -           -         -             -
                                                        --------   --------    -----------    --------   --------     --------
  Balance, December 31, 1989  . . . . . . . . . . . .   200,000      2,000      8,100,000      81,000         -             -
  Sale of Series A Preferred Stock, $10.00
   per share, net  of expenses  . . . . . . . . . . .    25,000        250              -           -         -             -
  Net loss  . . . . . . . . . . . . . . . . . . . . .         -          -              -           -         -             -
                                                        --------   --------    -----------    --------   --------     --------
  Balance, December 31, 1990  . . . . . . . . . . . .   225,000      2,250      8,100,000      81,000         -             -
  Sale of Series A Preferred  Stock, $10.00
   per share, net  of expenses  . . . . . . . . . . .   102,500      1,025              -           -         -             -
  Sale of Common Stock, $3.55
   per share, net  of expenses  . . . . . . . . . . .         -          -        562,884       5,628         -             -
  Options granted as compensation . . . . . . . . . .         -          -              -           -         -             -
  Amortization of deferred compensation                       -          -              -           -         -             -
  Net loss  . . . . . . . . . . . . . . . . . . . . .         -          -              -           -         -             -
                                                        --------   --------    -----------    --------   --------     --------
  Balance, December 31, 1991  . . . . . . . . . . . .   327,500      3,275      8,662,884      86,628         -             -
  Conversion of Bridge Note to Series C
    Preferred Stock at $12.50 per share . . . . . . .    80,000        800              -           -         -             -
  Sale of Series C Preferred Stock
   at $16.75 per share, net of expenses . . . . . . .   532,106      5,321              -           -         -             -
  Options granted as compensation . . . . . . . . . .         -          -              -           -         -             -
  Exercise of stock options . . . . . . . . . . . . .         -          -         44,100         441         -             -
  Amortization of deferred compensation . . . . . . .         -          -              -           -         -             -
  Net loss  . . . . . . . . . . . . . . . . . . . . .         -          -              -           -         -             -
                                                        --------   --------    -----------    --------   --------     --------
  Balance, December 31, 1992  . . . . . . . . . . . .   939,606      9,396      8,706,984      87,069         -             -
  Issuance of Common Stock to
   acquire patent rights, $3.55 per share . . . . . .         -          -         30,000         300         -             -
  Options granted as compensation . . . . . . . . . .         -          -              -           -         -             -
  Exercise of stock options . . . . . . . . . . . . .         -          -         18,000         180         -             -
  Amortization of deferred compensation . . . . . . .         -          -              -           -         -             -
  Net loss  . . . . . . . . . . . . . . . . . . . . .         -          -              -           -         -             -
                                                        --------   --------    -----------    --------   --------     --------
  Balance, December 31, 1993  . . . . . . . . . . . .   939,606      9,396      8,754,984      87,549         -             -
                                                                             DEFICIT          DEFERRED
                                                                           ACCUMULATED      COMPENSATION
                                                            ADDITIONAL     DURING THE         ON STOCK
                                                             PAID-IN       DEVELOPMENT         OPTIONS
                                                             CAPITAL          STAGE            GRANTED           TOTAL
                                                           -----------    -------------     -------------     ------------
  Inception (June 9, 1988)  . . . . . . . . . . . . .     $         -   $           -       $        -      $          -
   Sale of Common Stock, $.011
    per share . . . . . . . . . . . . . . . . . . . .           1,090               -                -            10,000
  Issuance of Common Stock  . . . . . . . . . . . . .
   for technology, $.011 per share  . . . . . . . . .           8,010               -                -            80,100
  Sale of Series B Preferred Stock, $5.00                           -               -                -                 -
    per share . . . . . . . . . . . . . . . . . . . .         998,000               -                -         1,000,000
  Net loss  . . . . . . . . . . . . . . . . . . . . .               -        (144,410)               -          (144,410)
                                                          -----------   -------------       ----------      ------------
  Balance, December 31, 1988  . . . . . . . . . . . .       1,007,100        (144,410)               -           945,690
  Net loss  . . . . . . . . . . . . . . . . . . . . .               -        (218,007)               -          (218,007)
                                                          -----------   -------------       ----------      ------------
  Balance, December 31, 1989  . . . . . . . . . . . .       1,007,100        (362,417)               -           727,683
  Sale of Series A Preferred Stock, $10.00
   per share, net  of expenses  . . . . . . . . . . .         218,927               -                -           219,177
  Net loss  . . . . . . . . . . . . . . . . . . . . .               -        (871,636)               -          (871,636)
                                                          -----------   -------------       ----------      ------------
  Balance, December 31, 1990  . . . . . . . . . . . .       1,226,027      (1,234,053)               -            75,224
  Sale of Series A Preferred  Stock, $10.00
   per share, net  of expenses  . . . . . . . . . . .         798,161               -                -           799,186
  Sale of Common Stock, $3.55
   per share, net  of expenses  . . . . . . . . . . .       1,994,372               -                -         2,000,000
  Options granted as compensation . . . . . . . . . .         156,940               -         (156,940)                -
  Amortization of deferred compensation                             -               -           36,000            36,000
  Net loss  . . . . . . . . . . . . . . . . . . . . .               -        (822,694)               -          (822,694)
                                                          -----------   -------------       ----------      ------------
  Balance, December 31, 1991  . . . . . . . . . . . .       4,175,500      (2,056,747)        (120,940)        2,087,716
  Conversion of Bridge Note to Series C
    Preferred Stock at $12.50 per share . . . . . . .         999,200               -                -         1,000,000
  Sale of Series C Preferred Stock
   at $16.75 per share, net of expenses . . . . . . .       7,966,459               -                -         7,971,780
  Options granted as compensation . . . . . . . . . .         505,050               -         (505,050)                -
  Exercise of stock options . . . . . . . . . . . . .          24,108               -                -            24,549
  Amortization of deferred compensation . . . . . . .               -               -          158,621           158,621
  Net loss  . . . . . . . . . . . . . . . . . . . . .               -      (3,981,191)               -        (3,981,191)
                                                          -----------   -------------       ----------      ------------
  Balance, December 31, 1992  . . . . . . . . . . . .      13,670,317      (6,037,938)        (467,369)        7,261,475
  Issuance of Common Stock to
   acquire patent rights, $3.55 per share . . . . . .         106,300               -                -           106,600
  Options granted as compensation . . . . . . . . . .         372,570               -         (372,570)                -
  Exercise of stock options . . . . . . . . . . . . .           9,840               -                -            10,020
  Amortization of deferred compensation . . . . . . .               -               -          246,565           246,565
  Net loss  . . . . . . . . . . . . . . . . . . . . .               -      (6,706,938)               -        (6,706,938)
                                                          -----------   -------------       ----------      ------------
  Balance, December 31, 1993  . . . . . . . . . . . .      14,159,027     (12,744,876)        (593,374)          917,722


  The accompanying notes are an integral part of these consolidated financial statements.

                               F-5 (page 1 of 2)

                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

                                                          CONVERTIBLE
                                                        Preferred stock             Common stock             Treasury stock
                                                      -------------------          --------------           ----------------
                                                       SHARES      AMOUNT        SHARES      AMOUNT        SHARES     AMOUNT
                                                     ----------  ----------    ---------   ---------      --------   --------
Balance, December 31, 1993  . . . . . . . . . .       939,606    $   9,396     8,754,984   $   87,549           -   $        -
Sale of Series D Preferred Stock, at
 $20.00 per share, net of expenses  . . . . . .       383,750        3,837             -            -           -            -
Exercise of stock options . . . . . . . . . . .             -            -        25,800          258           -            -
Issuance of Common Stock to
 satisfy accrued  interest  . . . . . . . . . .             -            -        13,584          138           -            -
Amortization of deferred compensation . . . . .             -            -             -            -           -            -
Net loss  . . . . . . . . . . . . . . . . . . .             -            -             -            -           -            -
                                                   ----------    ----------   ----------   ----------     -------   ----------
Balance, December 31, 1994. . . . . . . . . . .     1,323,356       13,233     8,794,368       87,945           -            -
Issuance of warrants in connection with
  debt financing  . . . . . . . . . . . . . . .             -            -             -            -           -            -
Initial public offering of Common Stock,
  $8.00 per share, net of expenses  . . . . . .             -            -     4,125,000       41,250           -            -
Conversion of Series A, B, C and D
  Convertible Preferred Stock . . . . . . . . .    (1,323,356)     (13,233)    4,621,845       46,218           -            -
Conversion of Convertible Subordinated
  Notes . . . . . . . . . . . . . . . . . . . .             -            -       497,774        4,977           -            -
Amortization of deferred compensation . . . . .             -            -             -            -           -            -
Net loss  . . . . . . . . . . . . . . . . . . .             -            -             -            -           -            -
                                                   ----------    ----------   ----------   ----------     -------   ----------
Balance, December 31, 1995  . . . . . . . . . .             -            -    18,038,987      180,390           -            -
Secondary public offering of Common Stock,
  including the exercise of 401,550 stock
  options, $25.00 per share, net of expenses  .             -            -     1,894,550       18,946           -            -
Repayment of obligations under Section 16(b)
     of the Securities Exchange Act of 1934 . .             -            -             -            -           -            -
Exercise of stock options . . . . . . . . . . .             -            -       430,880        4,308           -            -
Exercise of warrants  . . . . . . . . . . . . .             -            -        39,160          392           -            -
Purchase of treasury stock  . . . . . . . . . .             -            -             -            -    (100,000)    (775,004)
Issuance of 380,952 shares of stock in
     connection with employment agreement . . .             -            -       280,952        2,809     100,000      775,004
Amortization of deferred compensation . . . . .             -            -             -            -           -            -
Net loss  . . . . . . . . . . . . . . . . . . .             -            -             -            -           -            -
                                                   ----------    ----------   ----------   ----------     -------   ----------
Balance, December 31, 1996  . . . . . . . . . .             -    $       -    20,684,529   $  206,845           -   $        -
                                                   ==========    ==========   ==========   ==========     =======   ==========
                                                                      DEFICIT         DEFERRED
                                                                    ACCUMULATED     COMPENSATION
                                                     ADDITIONAL      DURING THE       ON STOCK
                                                      PAID-IN       DEVELOPMENT        OPTIONS
                                                      CAPITAL          STAGE           GRANTED             TOTAL
                                                    ------------   -------------    -------------      ------------
Balance, December 31, 1993  . . . . . . . . . .    $ 14,159,027    $  (12,744,876)  $   (593,374)     $    917,722
Sale of Series D Preferred Stock, at
 $20.00 per share, net of expenses  . . . . . .       7,258,984                 -              -         7,262,821
Exercise of stock options . . . . . . . . . . .          14,104                 -              -            14,362
Issuance of Common Stock to
 satisfy accrued  interest  . . . . . . . . . .          89,825                 -              -            89,963
Amortization of deferred compensation . . . . .               -                 -        268,107           268,107
Net loss  . . . . . . . . . . . . . . . . . . .               -        (6,613,011)             -        (6,613,011)
                                                   ------------    --------------    -----------      ------------
Balance, December 31, 1994. . . . . . . . . . .      21,521,940       (19,357,887)      (325,267)        1,939,964
Issuance of warrants in connection with
  debt financing  . . . . . . . . . . . . . . .         224,000                 -              -           224,000
Initial public offering of Common Stock,
  $8.00 per share, net of expenses  . . . . . .      29,743,783                 -              -        29,785,033
Conversion of Series A, B, C and D
  Convertible Preferred Stock . . . . . . . . .         (32,985)                -              -                 -
Conversion of Convertible Subordinated
  Notes . . . . . . . . . . . . . . . . . . . .       2,995,023                 -              -         3,000,000
Amortization of deferred compensation . . . . .               -                 -        224,014           224,014
Net loss  . . . . . . . . . . . . . . . . . . .               -        (3,271,103)             -        (3,271,103)
                                                   ------------    --------------    -----------      ------------
Balance, December 31, 1995  . . . . . . . . . .      54,451,761       (22,628,990)      (101,253)       31,901,908
Secondary public offering of Common Stock,
  including the exercise of 401,550 stock
  options, $25.00 per share, net of expenses  .      35,763,738                 -              -        35,782,684
Repayment of obligations under Section 16(b)
     of the Securities Exchange Act of 1934 . .          40,107                 -              -            40,107
Exercise of stock options . . . . . . . . . . .         897,029                 -              -           901,337
Exercise of warrants  . . . . . . . . . . . . .         129,402                 -              -           129,794
Purchase of treasury stock  . . . . . . . . . .               -                 -              -          (775,004)
Issuance of 380,952 shares of stock in
     connection with employment agreement . . .       2,222,184                 -              -         2,999,997
Amortization of deferred compensation . . . . .         (85,743)                -        101,253            15,510
Net loss  . . . . . . . . . . . . . . . . . . .               -        (6,805,693)             -        (6,805,693)
                                                   ------------    --------------    -----------      ------------
Balance, December 31, 1996  . . . . . . . . . .    $ 93,418,478    $  (29,434,683)   $         -      $ 64,190,640
                                                   ============    ==============    ===========      ============


      The accompanying notes are an integral part of these consolidated financial statements.

                              F-5 (page 2 of 2)

                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                              CUMULATIVE
                                                                                            FOR THE PERIOD
                                                                                             JUNE 9, 1988
                                                       FOR THE YEARS ENDED DECEMBER 31,     (INCEPTION) TO
                                                     -----------------------------------      DECEMBER 31,
                                                         1994        1995         1996            1996
                                                     -----------   -----------  --------        -----------
Operating activities:
    Net loss ........................................   $ (6,613)   $ (3,271)     (6,806)         (29,435)
    Adjustments to reconcile net loss to
      net cash used by operating activities:
        Cumulative effect of change in
         accounting principle .......................       --          --          --                708
        Depreciation and amortization ...............        320         387         703            2,016
        Noncash compensation expense ................        268         224       3,015            3,949
        Loss on disposal of leasehold improvements ..       --          --          --                 99
        Noncash interest expense ....................         90         224        --                314
        Increase (decrease) in cash
          resulting from changes in working
          capital items:
          Accounts receivable and
             other current assets ...................        (36)        (51)     (2,050)          (2,388)
          Accounts payable.and
             other current liabilities ..............        681         863       2,458            4,368

                                                        --------    --------    --------         --------
                Net cash used by operating activities     (5,290)     (1,624)     (2,680)         (20,369)
                                                        --------    --------    --------         --------
Investing activities:
    Purchases of marketable securities ..............       --       (10,167)    (45,051)         (57,369)
    Sales and  maturities of marketable securities ..        200        --          --              2,151
    Additions to property and equipment, net ........       (829)       (108)     (4,449)          (6,474)
    Additions to patents ............................       --          --          --               (765)
   Increase in other assets .........................         (3)         (5)     (1,114)          (1,121)
                                                        --------    --------    --------         --------
                Net cash used by investing activities       (632)    (10,280)    (50,614)         (63,578)
                                                        --------    --------    --------         --------
Financing activities:
    Net proceeds from sale of Preferred Stock .......      7,263        --          --             17,253
    Proceeds from issuance of debt ..................      1,000        --          --              4,660
    Net proceeds from sale of Common Stock ..........       --        30,251      35,824           68,084
    Purchases of treasury stock .....................       --          --          (775)            (775)
    Exercise of stock options .......................         14        --           901              950
    Exercise of stock warrants ......................       --          --           130              130
    Principal payments under long-term debt .........       (134)        (82)        (58)          (1,073)
                                                        --------    --------    --------         --------
               Net cash provided by
                 financing activities ...............      8,143      30,169      36,022           89,229
                                                        --------    --------    --------         --------
Net increase (decrease) in cash and
  cash equivalents ..................................      2,222      18,266     (17,272)           5,282
Cash and cash equivalents, beginning of period ......      2,066       4,288      22,554             --
                                                        --------    --------    --------         --------
Cash and cash equivalents, end of period ............      4,288      22,554       5,282            5,282
Marketable securities, end of period ................       --        10,167      55,218           55,218
                                                        --------    --------    --------         --------
Cash, cash equivalents and marketable
  securities, end of period .........................   $  4,288    $ 32,721    $ 60,500         $ 60,500
                                                        ========    ========    ========         ========

Supplemental cash flow disclosures:
    Cash paid for interest...........................   $    105    $    310    $     52         $    545
                                                        ========    ========    ========         ========
Noncash investing and financing activities:
      Exchange of technology for Common Stock .......   $   --      $   --      $   --           $     80
                                                        ========    ========    ========         ========
      Options granted as deferred compensation, net..   $   --      $   --      $   --           $  1,035
                                                        ========    ========    ========         ========
      Conversion of debt into equity ................   $   --      $  3,000    $   --           $  4,000
                                                        ========    ========    ========         ========
      Equipment acquired under capital leases........   $   --      $     45    $   --           $    470
                                                        ========    ========    ========         ========
      Acquisition of patent rights
        for Common Stock ............................   $   --      $   --      $   --           $    107
                                                        ========    ========    ========         ========
      Offering costs financed in
        accounts payable ............................   $   --      $    466    $   --           $    466
                                                        ========    ========    ========         ========
      Additions to property and equipment
        financed in accounts payable ................   $   --      $   --      $    227         $    227
                                                        ========    ========    ========         ========


              The accompanying notes are an integral part of these
                      consolidated financial statements.
                                      F-6

                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

   Business

    Fuisz Technologies Ltd. a Delaware corporation, was formed on June 9,
1988. The accompanying consolidated financial statements include the accounts of Fuisz Technologies Ltd. and its wholly owned subsidiaries (collectively referred to hereafter as the "Company"). The wholly owned subsidiaries have not had significant activity through December 31, 1996. All significant intercompany balances and transactions have been eliminated. The Company is engaged in the development and commercialization of its proprietary Shearform Matrix technology for a wide range of oral drug delivery and food applications.

    The Company to date has not had significant commercial revenues and its efforts have been principally devoted to research and development. The Company is considered to be in the development stage and is subject to those risks associated with development stage companies.

   Registration statements

    On December 20, 1995, the Company completed its Initial Public Offering (the "Offering") of 4,125,000 shares of Common Stock at a price of $8.00 per share. The Company received net proceeds from the Offering of approximately $30.2 million.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of accounting

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

   Net loss per share

    Net loss per share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during the periods presented. For the years ended December 31, 1994 and 1995, all common shares issued and stock options and warrants granted by the Company during the twelve months prior to the Company's Offering have been included in the calculation of weighted average common shares and common share equivalents as if they were outstanding during these periods. Convertible securities, stock options and warrants granted prior to the aforementioned twelve month period; and stock options and warrants granted during the year ended December 31, 1996 have not been included in the calculation of net loss per share because such items are anti-dilutive. Differences between primary and fully-diluted earnings per share are insignificant.

                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Research and development and license fees

    The Company has entered into various collaborative arrangements with major U.S. and international pharmaceutical and consumer products companies. Research and development fees received that relate to future periods of performance are deferred and are recognized over the period of performance under the terms of the related agreements. License fees are recognized as revenue pursuant to the terms of the related agreements.

   Cash and cash equivalents

    The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

    Concentration of Credit Risk

    The Company has invested its excess cash generally in obligations of the United States Government, commercial paper and money market funds with strong credit ratings and deposits with a commercial bank. The Company has not experienced any losses on its investments. The Company's accounts receivable are due primarily from its collaborative partners. The Company periodically assesses the financial strength of the amounts due from these collaborative partners and provides allowances for anticipated losses when necessary. At December 31, 1995 and 1996, there were no allowances for doubtful accounts.

    Property and equipment

    Property and equipment is carried at cost and depreciated using the straight-line method over estimated useful lives ranging from three to seven years. Equipment acquired under capital leases is recorded at the present value of the lease payments and amortized over estimated useful lives ranging from three to seven years. Leasehold improvements are carried at cost and amortized using the straight-line method over the lesser of the estimated useful life or the remaining lease term. Expenditures for maintenance and repairs are charged to operating expense when incurred. When items are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statement of operations.

   Patent costs

    The cost of acquired patents is amortized over the remaining life of the patents at acquisition or their useful life, whichever is shorter. Accumulated amortization was $58,863 and $70,473 at December 31, 1995 and 1996, respectively.

   Income taxes

    Deferred income taxes are recognized for the tax consequences in future years of differences between the financial statement and tax bases of assets and liabilities at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances have been established to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the sum of tax payable for the period and the change during the period in deferred tax assets and liabilities.

    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Recent Accounting Pronouncements

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("Statement 128"), which specifies the computation, presentation, and disclosure requirements for earnings per share. Statement 128 is effective for financial statements ending after December 15, 1997. The Company has not yet made a determination of the impact that the adoption of Statement 128 is expected to have on the financial statements.

                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  MARKETABLE SECURITIES

    Marketable securities at December 31, 1995 and 1996, are carried at amortized cost and consist of direct obligations of the United States Government and commercial paper with strong credit ratings with remaining maturities of one to three years. These investments are considered as available-for-sale as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments are held for an unspecified period of time and are sold to meet its liquidity needs. Accordingly, the Company has classified these investments as current assets. Amortized cost of marketable securities approximates market; therefore, no adjustment has been made to stockholders' equity as a result of changes in market value to these securities. Interest income is accrued as earned.

4.  PROPERTY AND EQUIPMENT

    Property and equipment, stated at cost, is comprised of the following at December 31, 1995 and 1996.

                                                        1995           1996
                                                     ------------   ------------
          Scientific, laboratory and shop equipment    $   1,541          2,704
          Furniture and equipment..................          251            373
          Leasehold improvements...................          292          3,013
          Computer equipment and software..........          281            721
                                                     ------------   ------------
                                                           2,365          6,811
          Less accumulated depreciation and
            amortization...........................        1,165          1,853
                                                     ------------   ------------
                                                       $   1,200          4,958
                                                     ============   ============


5.  COMMITMENTS AND CONTINGENCIES

   Operating leases

    The Company has commitments under long-term operating leases for its office, laboratory and operating facilities with terms of up to ten years. Most of the leases provide the Company with certain early cancellation rights, as well as renewal options. The facility leases generally require the Company to pay for utilities, taxes, insurance and maintenance costs, in addition to the base rent, which generally increases by 3% per annum after the first year. The Company also leases certain of its equipment under operating leases expiring at various dates through 1997 which are not material.

    Future minimum lease payments on the facility leases at December 31, 1996 are as follows:

                              1997..................$  719,000
                              1998..................   722,000
                              1999..................   553,000
                              2000..................   569,000
                              2001..................   586,000
                              Thereafter............ 2,009,000
                                                    -----------
                              Total                 $5,158,000
                                                    ===========

    Total rent expense for facility leases was approximately $297,000, $380,000 and $522,000 for the years ended December 31, 1994, 1995 and 1996, respectively; and $1,889,000 for the period June 9, 1988 (inception) to December 31, 1996.

    Legal Proceedings

    The Company is involved in certain legal proceedings arising from the normal course of its business. In the opinion of the Company's management, after consultation with outside legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

6.  CAPITAL STOCK

    The Company's authorized capital stock consists of 50,000,000 shares of Common Stock; and 1,000,000 shares of undesignated Preferred Stock, none of which is outstanding. The Company has reserved sufficient shares of Common Stock for issuance upon exercise of stock options and stock warrants.

                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Splits of common stock

    In October 1995, the Board of Directors authorized (i) a two-for-one split of the outstanding shares of the Company's common stock, effected in the form of a stock dividend, and (ii) an increase in the number of authorized shares of common stock from 12,300,000 to 50,000,000. In addition, in March 1996, the Board of Directors authorized a three-for-two split of the outstanding shares of the Company's common stock, effected in the form of a stock dividend effective as of April 16, 1996 to all holders of record as of April 2, 1996. All references to Common Stock, options, warrants, per share data and the conversion rates of the Convertible Preferred Stock and Convertible Subordinated Notes have been restated to give effect to these splits.

   Stock Repurchase Program

   In November 1996, the Board of Directors authorized a stock repurchase program under which the Company is authorized to repurchase up to 1,000,000 shares of the Company's common stock for reissuance upon the exercise of employee stock options and for other compensation programs utilizing the Company's stock. During 1996, the Company repurchased 100,000 shares of common stock at a cost of approximately $775,000. In December 1996, the 100,000 repurchased shares were reissued to an officer/director of the Company in connection with an employment agreement.

   Preferred stock

    Pursuant to the closing of the Offering in 1995, each share of the Series A, Series B, Series C and Series D Convertible Preferred Stock converted automatically into shares of Common Stock at the rates of 3.0000:1, 4.5045:1, 3.0426:1, and 3.8462:1, respectively. Upon the closing of the Offering, the Company eliminated all series of convertible preferred stock. The preferred stockholders have certain registration rights with respect to the shares of Common Stock received upon conversion.


    The number of shares and amounts of Convertible Preferred Stock at December 31, 1994 and the number of Common shares received pursuant to the Offering were as follows:

                                              Convertible Preferred
                                                      Stock
                                            ---------------------------  Common Shares
                                              Shares         Amount         Received
                                            -----------   -------------   -------------
Series A Preferred Stock,
  par value $.01 per share ...............   127,500       $   1,275          382,500

Series B Preferred Stock,
  par value $.01 per share ...............   200,000           2,000          900,900

Series C Preferred Stock,
  par value $.01 per share ...............   612,106           6,121        1,862,466

Series D Preferred Stock,
  par value $.01 per share ...............   383,750           3,837        1,475,979
                                           ---------       ---------        ---------
                    Total  ............... 1,323,356       $  13,233        4,621,845
                                           =========       =========        =========


   Options and Stock Purchase Plans

    The Board of Directors has adopted the 1991 Stock Option Plan (the "1991 Stock Option Plan"), the 1994 Stock Incentive Plan (the "Stock Incentive Plan"), the 1994 Employee Stock Purchase Plan (the "Stock Purchase Plan"), and the 1994 Director Stock Option Plan (the "Director Option Plan") (collectively, the "Plans") under which 3,900,000 shares of Common Stock have been reserved for issuance upon exercise of options granted to officers, employees, directors and consultants of the Company. Certain options to purchase up to 405,000 shares granted prior to 1991 are not included in the Plans.

    The Company's 1991 Stock Option Plan provided for formula option awards to non-employee directors and discretionary awards to employees, consultants, advisers, officers, or directors of the Company. In May 1994, the Board adopted and the stockholders of the Company approved the Stock Incentive Plan, the Stock Purchase Plan and the Director Option Plan and provided that no further grants may be made under the 1991 Stock Option Plan.

                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Under the Company's Stock Incentive Plan, a variety of awards, including stock options, stock appreciation rights and restricted and unrestricted stock grants may be made to the Company's employees, officers, consultants and advisors who are expected to contribute to the Company's future growth and success. The Compensation Committee of the Board of Directors administers the Stock Incentive Plan and determines the price and other terms upon which awards shall be made. Stock options may be granted either in the form of incentive stock options or non-statutory stock options and are granted at fair market value. Options or other awards that are granted under the Plan but expire unexercised are available for future grants.

    Under the Company's Stock Purchase Plan, which has been inactive through December 31, 1996, employees and officers of the Company are eligible to participate in semiannual plan offerings in which payroll deductions may be used to purchase shares of Common Stock. The purchase price of such shares is 85% of the fair market value of the Common Stock at the lower of the value at either the commencement date or termination date of the offering under the Stock Purchase Plan.

    The Director Option Plan provides that each new non-employee director first elected will receive a nonstatutory option to purchase 30,000 shares of Common Stock upon his or her initial election. In addition, each non-employee director will receive an annual nonstatutory option to purchase 3,000 shares of Common Stock under the Director Option Plan during his or her tenure. All options granted to directors under the Director Option Plan have an exercise price equal to the fair market value of the Common Stock on the date of grant and expire ten years after the date of grant.

    Options granted under the 1991 Stock Option Plan and the Stock Incentive Plan generally vest over a two- to four-year period. Options granted under the Director Option Plan are fully vested and are exercisable when granted. Options to purchase approximately 1,559,000 and 1,471,000 shares were vested and exercisable at December 31, 1995 and 1996, respectively, with weighted average exercise prices of $3.09 and $7.38, respectively. The weighted average fair value per share of options granted during 1995 and 1996 was $4.88 and $11.26, respectively. As of December 31, 1996, the weighted average remaining contractual life of options outstanding was 8.0 years. Options outstanding at December 31, 1996 have exercise prices ranging from $1.78 to $25.00, respectively. Options for 515,000 shares were available for future grant at December 31, 1996, under all plans.

    Stock option activity since the inception of the Company is as follows:

                                                                     1994
                                        1991          1994         DIRECTOR
                                        STOCK        STOCK          STOCK                    WEIGHTED AVERAGE
                          PRE-PLAN     OPTION       INCENTIVE       OPTION                   EXERCISE PRICE
                           GRANTS       PLAN          PLAN           PLAN          TOTAL        PER SHARE
                          --------     ------       ---------      --------        -----     ----------------
Balance, December 31,
  1993 ..............      342,900     1,107,000          --            --      1,449,900
    Granted .........         --         910,500       361,500        30,000    1,302,000
    Exercised .......      (25,800)         --            --            --        (25,800)
    Forfeited .......      (29,250)     (103,164)         --            --       (132,414)
                        ----------    ----------    ----------    ----------   ----------
Balance, December 31,
  1994 ..............      287,850     1,914,336       361,500        30,000    2,593,686    $ 2.80
    Granted .........         --            --         984,777        15,000      999,777    $ 8.01
    Exercised .......         --            --            --            --           --          -
    Forfeited .......      (91,950)     (518,420)     (111,000)         --       (721,370)   $ 3.66
                        ----------    ----------    ----------    ----------   ----------
Balance, December 31,
  1995 ..............      195,900     1,395,916     1,235,277        45,000    2,872,093    $ 4.57
    Granted .........         --            --         798,350        15,000      813,350    $17.94
    Exercised .......     (149,100)     (274,130)       (7,650)         --       (430,880)   $ 2.43
    Exercised in
    Secondary
      Offering.......      (46,800)     (322,500)      (32,250)         --       (401,550)   $ 2.43
    Forfeited .......         --         (39,750)     (345,800)         --       (385,550)   $16.38
                        ----------    ----------    ----------    ----------   ----------
Balance, December 31,
  1996 ..............         --         759,536     1,647,927        60,000    2,467,463    $ 8.02
                        ==========    ==========    ==========    ==========   ==========


    During 1996, the Board of Directors authorized the exchange of 134,800 stock options originally granted during 1996 under the 1994 Stock Incentive Plan at exercise prices ranging from $8.00 to $30.25 for 134,800 stock options having an exercise price of $10.375 and $7.6875, the fair market value on the dates of exchange.

   Warrants

    Pursuant to arrangements with the placement agents for the private placement of its equity securities, as of December 31, 1996 warrants to purchase 192,539 shares of Common Stock at exercise prices ranging from $4.01 to $5.30 per share are outstanding. The outstanding warrants have expiration dates ranging from June 1997 to August 1997. All warrants granted to the placement agent provide the warrantholders with certain registration rights.

                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    In connection with the issuance of convertible notes payable in May 1994, the Company issued warrants to purchase an aggregate of 60,000 shares of Common Stock. These warrants have an exercise price of approximately $5.30 per share and expire in May 1999. As of December 31, 1996, all of these warrants
are outstanding.   The Company estimated a fair value of $1.24 per share of
underlying Common Stock attributable to these warrants. No resulting expense has been reflected on the Company's financial statements, as such amounts are immaterial.

    Pursuant to arrangements for a leasing arrangement in 1992, as of December 31, 1996, warrants to purchase 14,984 shares of Common Stock at an exercise price of $4.81 per share are outstanding. The outstanding warrants expire in April 1997. An affiliate of the leasing company is also a shareholder of the Company. The Company estimated a fair value of $1.05 per share of underlying Common Stock attributable to these warrants. No resulting expense has been reflected on the Company's financial statements, as such amounts are immaterial.

    In connection with a line of credit agreement entered into in October 1995, the Company issued warrants to purchase 132,000 shares of Common Stock at an exercise price of $5.00 per share (equivalent to the lower of $6.67 or the public offering price of $8.00 in the Offering, less an initial adjustment of $1.67). As of December 31, 1996, all of these warrants are outstanding.
The Company estimated a fair value of $1.69 per share of underlying
Common Stock attributable to these warrants. Because the line of credit was terminated in December 1995, the resulting expense of $224,000 was fully amortized to expense during the fourth quarter of 1995.

    All of the warrants issued by the Company contain anti-dilutive provisions that adjust the number of shares of Common Stock available for purchase under the warrant or the exercise price, upon the subsequent issuance of certain equity securities or equivalents below the respective exercise prices of the warrants. During 1996, warrantholders exercised 39,160 warrants generating proceeds to the Company of approximately $130,000. At December 31, 1996, warrantholders could purchase an aggregate number of shares of Common Stock totaling 399,523 exercise prices ranging from $4.01 to $5.31 per share.

7.  RELATED PARTY TRANSACTIONS

    On October 19, 1995, the Company entered into a $2.2 million line of credit agreement with a commercial bank. The loan accrued interest at an annual rate equal to LIBOR plus 1.5 percentage points and was automatically terminated upon the closing of the Offering. The loan was guaranteed by five parties, some of whom were either directors or stockholders of the Company, and the guarantee was collateralized by letters of credit in the aggregate amount of $2.2 million. In consideration for the guarantee and letters of credit posted by these parties, the Company issued warrants to purchase an aggregate of 132,000 shares of Common Stock (see Note 6). The line of credit was terminated simultaneously with the closing of the Offering.

    In December 1995, in connection with the Offering, the Company paid $58,000 in fees to a company of which a principal shareholder and director of the Company is President.

8.  INCOME TAXES

The tax effects of the temporary differences giving rise to the Company's deferred taxes at December 31, 1995 and 1996 are as follows:

                                       1995           1996
                                 --------------   -------------
   Deferred tax asset:
     Net operating loss
       carryforwards .......      $  8,189,000       $ 10,734,000
     General business credit
       carryforwards .......           312,000            204,000
     Other .................            20,000             30,000
     Valuation allowance ...        (8,521,000)       (10,968,000)
                                  ------------       ------------
        Net deferred taxes .      $       --         $       --
                                  ============       ============


    Realization of net deferred tax assets at the balance sheet dates is dependent on the Company's ability to generate future taxable income which is uncertain. Accordingly, a full valuation allowance was recorded against these assets as of December 31, 1995 and 1996.

                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    As of December 31, 1996, the Company has available net operating loss carryforwards of approximately $41,489,000 and general business credit carryforwards of $204,000. These loss and credit carryforwards expire at various dates beginning in 2003. Theremay be limitations on the annual utilization of these net operating losses and general business credits as a result of certain changes in ownership that have occurred since the Company's inception. The Company's total net operating loss carry forwards of $41,489,000 include $13,240,000 which, when realized, will not affect financial statement income but will be recorded directly to stockholders' equity.

9.  SFAS 123, Accounting for Stock Based Compensation

    The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123) as they pertain to financial statement recognition of compensation expense attributable to option grants. If the Company had elected to recognize compensation cost for the 1994 Stock Incentive Plan and the 1994 Director Stock Option Plan consistent with SFAS 123, the Company's net loss and net loss per share on a proforma basis would be:


                                                  1996             1995
                                               ----------       ----------

           Net loss - as reported              $  (6,806)       $ (3,271)
           Net loss - pro forma                  (10,931)         (5,024)

           Net loss per share - as reported        (0.35)          (0.34)
           Net loss per share - pro forma          (0.56)          (0.51)

    The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for each year:

                                                  1996             1995
                                               ----------       ----------

           Risk-free interest rate                  6.33%          6.33%

           Expected life of options - years         6              6

           Expected stock price volatility          70%            70%

           Expected dividend yield                  0.0%           0.0%



10.  SUBSEQUENT EVENTS

    During January 1997, the Company purchased an administrative office facility in Dublin, Ireland for approximately $1,019,000.

                                 EXHIBIT INDEX


                                                                                                             SEQUENTIALLY
     EXHIBIT                                                                                                   NUMBERED
     NUMBER                                        DESCRIPTION OF EXHIBIT                                        PAGE
     ------                                        ----------------------                                        ----
      3.1*         Fourth Amended and Restated Certificate of Incorporation of the Registrant, as
                   amended.
      3.2*         Certificate of Amendment of the Certificate of Incorporation of the Registrant.
      3.3*         Amended and Restated Bylaws of the Registrant.
     10.1*#        1991 Stock Option Plan.
     10.1A*#       Amendment to 1991 Stock Option Plan.
     10.2*#        1994 Stock Incentive Plan, as amended.
     10.3*#        1994 Director Stock Option Plan, as amended.
     10.4*#        1994 Employee Stock Purchase Plan, as amended.
      10.5*        Warrant issued to Oppenheimer & Co., Inc., dated January 21, 1991.
      10.6*        Warrants issued to Ventana Leasing, Inc. and Praktikerfinans AB, dated April 25, 1992.
      10.7*        Warrant issued to Oppenheimer & Co., Inc., dated June 5, 1992.
      10.8*        Warrant issued to Oppenheimer & Co., Inc., dated August 10, 1993.
      10.9*        Warrants issued to Edgewater Private Equity Fund L.P. and John Pappajohn, dated June
                   14, 1994.
     10.10*        1995 Common Stock Purchase Warrants.
     10.11*        Second Amended and Restated Registration Rights Agreement.
     10.12*        First Amendment to second Amended and Restated Registration Rights Agreement.
     10.13*        Lease Agreements between Avion (Fairfax) Associates, L.P. and the Company, each dated
                   December 10, 1993.
     10.14*        Lease Agreement by and between Avion (Fairfax) Associates, L.P. and the Company, dated July 19, 1995.
     10.15         Sublease Agreement by and between Global Mail, Ltd. and the Company, dated February 10, 1997.
     10.16*#       Employment Agreement between Patrick D. Scrivens and the Company, dated October 19,
                   1994. (Filed as Exhibit 10.20 with the Company's registration statement on Form S-1,
                   Registration No. 33-99092).
     10.17#        Employment Agreement between Kenneth W. McVey and the Company, dated December 16,
                   1996.
     10.18#        Employment Agreement between Adrian M. Gerber and the Company, dated December 7, 1995.
     10.19#        Employment Agreement between Michael Myers and the Company, dated October 24, 1995.
      11.1         Computation of historical net loss per share.
      21.1         Subsidiaries of the Registrant.
      23.1         Consent of Coopers & Lybrand L.L.P.
      27.1         Financial Data Schedule

--------------

* Incorporated by reference to the Company's registration statement on Form S-1, Registration No. 33-99092.

# Management contract or compensatory plan.