Form 10-Q
period 1997-03-31
FUISZ TECHNOLOGIES LTD
filed 1997-05-15
CIK 873064

===============================================================================

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

    x    Quarterly report pursuant to Section 13 or 15(d) of the Securities
  -----  Exchange Act of 1934.
         For the quarterly period ended March 31, 1997.

  ----- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______ to ______.

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
                      ---     ---

As of April 30, 1997, the Registrant has outstanding 20,737,702 shares of Common Stock, par value $.01.
===============================================================================

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                           ASSETS
                                                                                       March 31,          December 31,
                                                                                          1997                1996
                                                                                     --------------     ----------------
                                                                                       (Unaudited)
Current assets:
     Cash and cash equivalents                                                       $       1,336      $         5,282
     Marketable securities                                                                  52,978               55,218
     Accounts receivable                                                                     1,984                1,997
     Other current assets                                                                      610                  250
                                                                                     --------------     ----------------
          Total current assets                                                              56,908               62,747

Buildings                                                                                    1,030                    -
Furniture, fixtures & equipment, net                                                         5,631                4,958
Patents, net                                                                                   113                  116
Other assets                                                                                 1,465                1,262
                                                                                     --------------     ----------------
          Total assets                                                               $      65,147      $        69,083
                                                                                     ==============     ================

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of capital lease obligations                                    $          10        $          12
     Accounts payable                                                                        1,384                2,470
     Accrued liabilities and other                                                             765                1,039
     Deferred revenue                                                                        1,180                1,371
                                                                                     --------------     ----------------
          Total current liabilities                                                          3,339                4,892
                                                                                     --------------     ----------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, par value $.01 per share; authorized 1,000,000
          shares; none issued or outstanding                                               -                   -
     Common stock, par value $.01 per share; authorized 50,000,000 shares; issued and outstanding 20,695,529 and 20,684,529
          shares at March 31, 1997 and December 31, 1996, respectively                         207                  207
     Additional paid-in capital                                                             93,440               93,419
     Deficit accumulated during the development stage                                     (31,839)             (29,435)
                                                                                     --------------     ----------------
           Total stockholders' equity                                                       61,808               64,191
                                                                                     --------------     ----------------
           Total liabilities and stockholders' equity                                $      65,147      $        69,083
                                                                                     ==============     ================





   The accompanying notes are an integral part of these financial statements.
                                        2

                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
               CONSOLIDATED STATEMENTS OF OPERATIONS -- Unaudited
                                 (in thousands)



                                                                                                   Cumulative
                                                                                                 for the Period
                                                                  Three Months Ended              June 9, 1988
                                                                      March 31,                  (Inception) to
                                                             ----------------------------          March 31,
                                                                1997             1996                 1997
                                                             ------------     -----------      ------------------

Operating revenues:
     Research and development                                  $   1,571        $    436             $    7,833
     Licensing fees                                                   30           2,225                 10,816
     Royalties                                                       250          -                         742
     Other, net                                                   -               -                         285
                                                             ------------     -----------           ------------
          Total operating revenues                                 1,851           2,661                 19,676
                                                             ------------     -----------           ------------

Operating expenses:
     Research and development                                      3,008           1,334                 25,159
     General and administrative                                    1,779             957                 27,177
     Depreciation and amortization                                   248             116                  2,264
                                                             ------------     -----------           ------------
          Total operating expenses                                 5,035           2,407                 54,600
                                                             ------------     -----------           ------------
Net operating (loss) income                                      (3,184)             254               (34,924)
                                                             ------------     -----------           ------------
Other income (expense):
     Interest income                                                 780             409                  4,454
     Interest expense                                             -                  (3)                  (661)
                                                             ------------     -----------           ------------
          Total other income (expense)                               780             406                  3,793
                                                             ------------     -----------           ------------
Net (loss) income, before cumulative effect of a change in       (2,404)             660               (31,131)
     accounting
Cumulative effect of change in accounting for patent
     application costs                                            -               -                       (708)
                                                             ------------     -----------           ------------
Net (loss) income                                              $ (2,404)        $    660             $ (31,839)
                                                             ============     ===========           ============
Net (loss) income per common share                             $  (0.12)        $   0.03
                                                             ============     ===========
Weighted average common shares and common
     share equivalents outstanding                                20,694          20,289
                                                             ============     ===========




   The accompanying notes are an integral part of these financial statements.

                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
               CONSOLIDATED STATEMENTS OF CASH FLOWS -- Unaudited
                                 (in thousands)


                                                                                                                      Cumulative
                                                                                                                    for the Period
                                                                                        Three Months Ended           June 9, 1988
                                                                                            March 31,               (Inception) to
                                                                                    -------------------------         March 31,
                                                                                        1997          1996               1997
                                                                                    -----------   -----------      -------------
Operating activities:
     Net (loss) income                                                               $  (2,404)     $     660            $ (31,839)

     Adjustments to reconcile net (loss) income to net cash used by operating activities:
          Cumulative effect of change in accounting principle                            -              -                       708
          Depreciation and amortization                                                     248           116                 2,264
          Noncash compensation expense                                                   -                 32                 3,949
          Loss on disposal of leasehold improvements                                     -              -                        99
          Noncash interest expense                                                       -              -                       314
          Increase (decrease) in cash resulting
                from changes in working capital items:
                Accounts receivable and other currrent assets                             (347)         (143)               (2,735)
                Accounts payable and other current liabilities                          (1,551)         (242)                 2,817
                                                                                     -----------    ----------          ------------
          Net cash provided by (used by) operating activities                           (4,054)           423              (24,423)
                                                                                     -----------    ----------          ------------
Investing activities:
     Decrease (increase) in marketable securities                                         2,240      (16,476)              (52,978)
     Additions to property and equipment, net                                           (1,948)         (513)               (8,422)
     Additions to patents                                                                -              -                     (765)
     Increase in other assets                                                             (203)          (48)               (1,324)
                                                                                     -----------    ----------          ------------
          Net cash provided by (used by) investing activities                                89      (17,037)              (63,489)
                                                                                     -----------    ----------          ------------
Financing activities:
     Net proceeds from sale of Preferred Stock                                           -              -                    17,253
     Proceeds from issuance of debt                                                      -              -                     4,660
     Net proceeds from sale of Common Stock                                              -              -                    68,084
     Purchases of treasury stock                                                         -              -                     (775)
     Proceeds from exercise of stock options                                                 21         -                       971
     Proceeds from exercise of stock warrants                                            -                130                   130
     Principal payments under long-term debt                                                (2)          (67)               (1,075)
                                                                                     -----------    ----------          ------------
          Net cash provided by financing activities                                          19            63                89,248
                                                                                     -----------    ----------          ------------
Net increase (decrease) in cash and cash equivalents                                    (3,946)      (16,551)                 1,336

Cash and cash equivalents, beginning of period                                            5,282        22,554                -
                                                                                     -----------    ----------          ------------
Cash and cash equivalents, end of period                                                  1,336         6,003                 1,336

Marketable securities, end of period                                                     52,978        26,643                52,978
                                                                                     -----------    ----------          ------------
Cash, cash equivalents and marketable securities, end of period                      $   54,314     $  32,646            $   54,314
                                                                                     ===========    ==========          ============

   The accompanying notes are an integral part of these financial statements.
                                        4

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

         The Company's activities to date have been primarily the planning and organization of the Company, initiation and execution of research and development programs, and securing capital for growth and operations. Accordingly, the Company is complying with Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises," which prescribes requirements in reporting for development stage enterprises.

         The information at March 31, 1997 and for the three months ended March 31, 1997 and 1996, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which the management of the Company believes necessary for fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996, included in the Company's 1996 Form 10-K.

         Earnings (loss) per common and common equivalent share as presented on the face of the statements of operations represent primary earnings per share. Dual presentation of primary and fully diluted earnings (loss) per share has not been made because the differences are insignificant.

2.       RECENT ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("Statement 128"), which specifies the computation, presentation, and disclosure requirements for earnings per share. Statement 128 is effective for financial statements ending after December 15, 1997. The Company does not believe the adoption of Statement 128 will have a material effect on the financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

NOTICE CONCERNING FORWARD-LOOKING STATEMENTS

         This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The actual future results of Fuisz Technologies Ltd. may differ materially due to a number of factors, including those discussed below under "Risk Factors". These and other factors are more fully discussed in the Company's 1996 annual report on Form 10-K.

OVERVIEW

         Since its inception in June 1988, the Company has been in the development stage, engaged in the development and commercialization of its proprietary technologies for a wide range of oral drug delivery and food applications. Substantially all revenues to date have been research and development fees and license fees. The Company has not been profitable to date, on a full fiscal year basis, and expects to incur additional losses in the near term, primarily due to the continuation of its research and development activities and the start-up of its manufacturing operations. From its inception in 1988 through December 31, 1996, the Company has incurred net losses in each year, including net losses of approximately $6.8 million during the year ended December 31, 1996 and a net loss of approximately $2.4 million during the fiscal quarter ended March 31, 1997. These losses have resulted in an accumulated deficit of approximately $29.4 million at December 31, 1996 and $31.8 million at March 31, 1997.

RESULTS OF OPERATIONS

         Operating revenues were $1,851,000 for the quarter ended March 31, 1997, compared to $2,661,000 for the quarter ended March 31, 1996. The decrease is primarily due to non-recurring license fees recognized during the 1996 first quarter and not in the corresponding 1997 period. This decrease was partially offset by an increase in development fees due to the Company's additional development agreements.

        Research and development expenses were $3,008,000 for the quarter ended March 31, 1997, compared to $1,334,000 for the quarter ended March 31, 1996. The increases were primarily due to increases in research personnel and facility expansion to support the Company's additional development and license agreements and the Company's continued emphasis on developing its technologies.

         General and administrative expenses were $1,779,000 for the quarter ended March 31, 1997, compared to $957,000 for the quarter ended March 31, 1996. The increases were primarily due to increases in personnel and expanded administrative activities.

         Net interest income was $780,000 for the quarter ended March 31, 1997, compared to net interest income of $406,000 for the quarter ended March 31, 1996. The increases in net interest income were primarily due to funds generated from a second registered public offering (the "Secondary Offering") of the Company's common stock in April 1996 which were available for investment in 1997.

         As a result of the foregoing, the net loss was $2,404,000 for the quarter ended March 31, 1997, compared to net income of $660,000 for the quarter ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Until December 1995, the Company financed its operations primarily through private sales of its equity securities, issuances of convertible debt, and license and development fees. On December 20, 1995, the Company completed its initial public offering of 4,125,000 shares of common stock (the "IPO") at a price of $8.00 per share. The Company received net proceeds from the IPO of approximately $30.2 million. On May 3, 1996, the Company completed a registered public offering of 3,900,000 shares of common stock (the "Secondary Offering") at a price of $25.00 per share. Of the 3,900,000 shares of common stock offered in the Secondary Offering, 1,125,000 shares were sold by the Company and 2,775,000 shares were sold by certain selling stockholders. The Company received net proceeds from the Secondary Offering of approximately $35.8 million.

         As of March 31, 1997, the Company's portfolio of cash and marketable securities totaled $54.3 million, compared to $60.5 million as of December 31, 1996. Major uses of cash during the three months ended March 31, 1997, included $3.0 million of research and development expenses, $1.0 million for the purchase of an administrative office facility in Dublin, Ireland and $900,000 for the purchase of furniture, fixtures and equipment.

         On April 9, 1997, the Company's Fuisz International Holdings Limited ("FIHL") subsidiary completed an acquisition of 100% of the outstanding common stock of Laboratories Murat, a pharmaceutical sales and distribution company based in Paris, France. This acquisition did not trigger the disclosure requirements for a significant subsidiary acquisition. During the next several years, the Company will periodically evaluate additional acquisitions of businesses, products and technologies that extend or enhance the Company's current business and line of products.

         During the next several years, the Company expects to commit a significant amount of its cash flow to capital expenditures and for research and development activities at both its present Virginia facilities and its new international facilities in Ireland. The Company estimates that capital expenditures totaling approximately $18-20 million will be required in 1997. Such expenditures will be used to continue to upgrade and significantly expand its research facilities to comply with pharmaceutical Good Manufacturing Practices ("GMP") standards. Such expenditures will also include the continued development of GMP pilot-scale and production-scale tablet production lines and a pilot-scale GMP facility for producing and coating microspheres. These research and production facilities will be used in connection with the Company's OTC and controlled release activities. In addition, the Company expects to utilize capital expenditures to develop a production-scale facility for producing food products incorporating the Company's technology.

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

    The Company expects to incur additional losses in the near term. The Company expects that, at least for the near term, its revenues will be derived principally from development and license fees and, to a lesser extent, royalties from collaborative partners. In addition, pending disbursement for capital expenditures and working capital, the Company expects to realize income from the investment of the funds generated in its public offerings. The Company believes that the currently available funds and internally generated cash flow will be adequate to meet the Company's cash needs through fiscal year 1998. The Company's capital needs, however, will depend on many factors, including continued progress in the research and development of the Company's technologies, the ability of the Company to establish and maintain additional collaborative agreements with others and the terms thereof, payment received from collaborative partners under research and development agreements, the cost involved in filing and enforcing patent claims, and the status of competitive products and other factors. If the Company's currently available funds and internally generated cash flow are not sufficient to satisfy its financing needs, the Company would be required to seek additional funding through other arrangements with collaborative partners, through bank borrowings and through public or private sales of its securities, including equity securities. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms.

RISK FACTORS

         The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could effect, the Company's actual results and could cause the Company's actual results for the remainder of 1997, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT

         The Company has incurred net losses in each year since its inception, including net losses of approximately $6.8 million during the year ended December 31, 1996 and a net loss of approximately $2.4 million during the fiscal quarter ended March 31, 1997. These losses have resulted in an accumulated deficit of $29.4 million at December 31, 1996 and $31.8 million at March 31, 1997. The Company expects to incur additional losses in the near term. The Company's ability to generate significant revenue and become profitable will be dependent in large part on the ability of the Company to enter into additional collaborative agreements and on the ability of the Company and its collaborators to successfully commercialize products incorporating the Company's technologies. No assurance can be given that the Company will ever generate significant revenue or become profitable.

PRODUCTS IN DEVELOPMENT STAGE

         To date, only the Company's chewing gum flavoring systems have been incorporated in commercially available consumer products, and the Company has not realized significant revenues from product sales or royalties. Most of the Company's potential product applications are in the research or development stage. The Company's operating revenue from inception through March 31, 1997 of approximately $19.7 million has consisted principally of research and development fees and license fees. To achieve profitable operations, the Company, alone or with others, must successfully complete development of its products, obtain necessary regulatory approvals, complete manufacturing scale-up and introduce and market its products.

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

DEPENDENCE UPON COLLABORATIVE PARTNERS

         Although the Company is undertaking development and commercialization of its own products, an element of the Company's strategy is to enter into collaborative arrangements with other companies which will market and manufacture products incorporating the Company's technology. The Company expects that, at least for the foreseeable future, its revenues will be derived principally from development fees, license fees and royalties from collaborative partners. The Company's prospects are, therefore, in part dependent upon the Company's ability to attract and retain collaborative partners and to develop technologies and products that meet the requirements of such collaborative partners. There can be no assurance that the Company's existing or future collaborative arrangements will result in successful product commercialization. The Company will also be dependent upon the marketing efforts, manufacturing capabilities and regulatory approval efforts of its collaborative partners. The Company anticipates that most licensees will be given the exclusive or co-exclusive right to market products incorporating the Company's technology for a particular class of products for a particular territory and, the amount and timing of resources to be devoted by them to marketing are not within the control of the Company.

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

PATENTS AND PROPRIETARY RIGHTS

         The Company's success depends in large part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The Company has been granted 56 U.S. patents and has filed a substantial number of applications for additional U.S. patents, as well as corresponding patent applications outside the United States, relating to the Company's technology. There can be no assurance that any of the pending patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any patents issued to the Company will provide the Company with competitive advantages or will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating the Company's technology. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of the Company's products or, if patents are issued to the Company, design around the Company's patents. Any of the foregoing results could have a material adverse effect on the Company.

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

                                     PART II
                                OTHER INFORMATION

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

                  27.0     Financial Data Schedule

         (b)  Reports on Form 8-K
                  Current report on Form 8-K, dated April 25, 1997, regarding Acquisition of Laboratories Murat and Appointment of Kenneth W. McVey as President and Chief Executive Officer.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FUISZ TECHNOLOGIES LTD.
Date:                                       By:    /S/ Patrick D. Scrivens
       -------------------                      -----------------------------
                                                Patrick D. Scrivens
                                                Executive Vice President and
                                                  Chief Financial Officer

Date:                                       By:   /S/ Lars G. Okeson
       -------------------                      -----------------------------
                                                Lars G. Okeson
                                                Controller
                                                  (Principal Accounting Officer)