Form 10-Q
period 1997-06-30
FUISZ TECHNOLOGIES LTD
filed 1997-08-14
CIK 873064

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =

                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

  x           Quarterly report pursuant to Section 13 or 15(d) of the Securities
-------       Exchange Act of 1934.  For the quarterly period ended June 30,
              1997.

              Transition report pursuant to Section 13 or 15(d) of the
------- Securities Exchange Act of 1934. For the transition period from ________ to _____________.

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
                                       ----    --

As of July 31, 1997, the Registrant has outstanding 20,892,058 shares of Common Stock, par value $.01.

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                 ASSETS
                                                                                   June 30,           December 31,
                                                                                     1997                1996
                                                                                ---------------    ----------------
                                                                                  (Unaudited)
 Current assets:
      Cash and cash equivalents                                                  $        7,299      $        5,282
      Marketable securities                                                              35,430              55,218
      Accounts receivable                                                                 2,910               1,997
      Inventory                                                                             405             -
      Other current assets                                                                  611                 250
                                                                                ---------------    ----------------
           Total current assets                                                          46,655              62,747

 Buildings                                                                                1,037             -
 Furniture, fixtures and equipment, net                                                   8,344               4,958
 Intangibles, net                                                                         7,691                 116
 Other assets                                                                             2,723               1,262
                                                                                ---------------    ----------------
           Total assets                                                          $       66,450      $       69,083
                                                                                ===============    ================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
      Accounts payable                                                           $        2,730      $        2,470
      Accrued liabilities and other                                                       3,626               1,051
      Deferred revenue                                                                      663               1,371
                                                                                ---------------    ----------------
           Total current liabilities                                                      7,019               4,892
 Notes payable                                                                              246             -
                                                                                ---------------    ----------------
           Total liabilities                                                              7,265               4,892
                                                                                ---------------    ----------------
 Commitments and contingencies

 Stockholders' equity:
      Preferred stock, par value $.01 per share; authorized 1,000,000
           shares; none issued or outstanding                                          -                    -
      Common stock, par value $.01 per share; authorized 50,000,000 shares; issued and outstanding 20,766,558 and 20,684,529
           shares at June 30, 1997 and December 31, 1996, respectively                      208                 207
      Additional paid-in capital                                                         93,724              93,419
      Deficit accumulated during the development stage                                  (34,722)            (29,435)
      Cumulative foreign currency translations                                              (25)            -
                                                                                ---------------    ----------------
            Total stockholders' equity                                                   59,185              64,191
                                                                                ---------------    ----------------
            Total liabilities and stockholders' equity                           $       66,450     $        69,083
                                                                                ===============    ================



  The accompanying notes are an integral part of these consolidated financial statements.

                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
               CONSOLIDATED STATEMENTS OF OPERATIONS -- UNAUDITED
                                 (IN THOUSANDS)

                                                                                                                    Cumulative
                                                                                                                  for the Period
                                                      Three Months Ended                  Six Months Ended         June 9, 1988
                                                           June 30,                            June 30,           (Inception) to
                                                  -------------------------            -------------------------     June 30,
                                                     1997           1996                 1997            1996          1997
                                                  ----------     ----------            --------      -----------   ------------
 Operating revenues:
      Research and development                    $    2,002     $      735            $  3,572      $     1,171   $      9,834
      Licensing fees                                   2,950          2,500               2,980            4,725         13,766
      Royalties                                          210             42                 460               42            952
      Product sales                                      733             24                 733               24          1,018
                                                  ----------     ----------            --------      -----------   ------------
           Total operating revenues                    5,895          3,301               7,745            5,962         25,570
                                                  ----------     ----------            --------      -----------   ------------
 Operating expenses:
      Research and development                         3,320          1,950               6,327            3,284         28,478
      General and administrative                       2,962          1,325               4,741            2,282         30,139
      Cost of sales                                      342             -                  342               -             342
      Depreciation and amortization                      324            130                 572              246          2,588
      Other operating expenses                         2,400             -                2,400               -           2,400
                                                  ----------     ----------            --------      -----------   ------------
           Total operating expenses                    9,348          3,405              14,382            5,812         63,947
                                                  ----------     ----------            --------      -----------   ------------
 Net operating (loss) income                         (3,453)          (104)             (6,637)              150       (38,377)
                                                  ----------     ----------            --------      -----------   ------------
 Other income (expense):
      Interest income                                    586            738               1,366            1,147          5,040
      Interest expense                                  (16)             -                 (16)              (3)          (677)
                                                  ----------     ----------            --------      -----------   ------------
           Total other income (expense)                  570            738               1,350            1,144          4,363
                                                  ----------     ----------            --------      -----------   ------------

 Net (loss) income, before cumulative effect of
      a change in accounting                         (2,883)            634             (5,287)            1,294       (34,014)
 Cumulative effect of change in accounting for
      patent application costs                            -              -                   -                -           (708)
                                                  ----------     ----------            --------      -----------   ------------
 Net (loss) income                                $  (2,883)     $      634            $(5,287)      $     1,294   $   (34,722)
                                                  ==========     ==========            ========      ===========   ============
 Net (loss) income per common share               $   (0.14)     $     0.03            $ (0.26)      $      0.06
                                                  ==========     ==========            ========      ===========
 Weighted average common shares and common
      share equivalents outstanding                  20,743          21,583              20,719           20,743
                                                  ==========     ==========            ========      ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
               CONSOLIDATED STATEMENTS OF CASH FLOWS -- UNAUDITED
                                 (IN THOUSANDS)



                                                                                                          Cumulative
                                                                                                        for the Period
                                                                                                          June 9, 1988
                                                                                 Six Months Ended        (Inception) to
                                                                                      June 30,              June 30,
                                                                                1997          1996            1997
                                                                              ----------------------    ----------------
 Operating activities:
      Net (loss) income                                                       $(5,287)      $  1,294        $(34,722)
      Adjustments to reconcile net (loss) income to net
         cash provided by (used by) operating activities, net
         of effects of business acquisitions:
           Cumulative effect of change in accounting principle                       -             -              708
           Depreciation and amortization                                           572           246            2,588
           Noncash compensation expense                                              -            45            3,949
           Loss on disposal of leasehold improvements                                -             -               99
           Noncash interest expense                                                  -             -              314
           Increase (decrease) in cash resulting from
                changes in working capital items:
                 Accounts receivable and other current assets                    (713)         (472)          (3,101)
                 Accounts payable and other current liabilities                  1,059           250            5,427
                                                                              --------      --------        ---------
           Net cash provided by (used by) operating activities                 (4,369)         1,363         (24,738)
                                                                              --------      --------        ---------
      Investing activities:
           Decrease (increase) in marketable securities                         19,788      (41,646)         (35,430)
           Capital expenditures                                                (4,866)       (1,536)         (11,340)
           Acquisitions of businesses                                          (6,059)             -          (6,059)
           Additions to intangibles                                              (100)             -            (865)
           Increase in other assets                                            (1,416)          (20)          (2,537)
                                                                              --------      --------        ---------
                Net cash provided by (used by) investing activities              7,347      (43,202)         (56,231)
                                                                              --------      --------        ---------
      Financing activities:
           Net proceeds from sale of preferred stock                                 -             -           17,253
           Proceeds from issuance of debt                                            -             -            4,660
           Net proceeds from sale of common stock                                    -        35,823           68,084
           Purchases of treasury stock                                               -             -            (775)
           Proceeds from exercise of stock options                                 150           233            1,100
           Proceeds from exercise of stock warrants                                156           130              286
           Net borrowings under line of credit agreements                        (686)             -            (686)
           Principal payments under long-term debt                               (556)          (48)          (1,629)
                                                                              --------      --------        ---------
                Net cash provided by (used by) financing activities              (936)        36,138           88,293
                                                                              --------      --------        ---------
      Effect of exchange rate changes on cash                                     (25)             -             (25)
                                                                              --------      --------        ---------
      Net increase (decrease) in cash and cash equivalents                       2,017       (5,701)            7,299

      Cash and cash equivalents, beginning of period                             5,282        22,554                -
                                                                              --------      --------        ---------
      Cash and cash equivalents, end of period                                   7,299        16,853            7,299

      Marketable securities, end of period                                      35,430        51,813           35,430
                                                                              --------      --------        ---------
      Cash, cash equivalents and marketable securities, end of
      period                                                                  $ 42,729      $ 68,666        $  42,729
                                                                              ========      ========        =========

  The accompanying notes are an integral part of these consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

         The accompanying consolidated financial statements include the accounts of Fuisz Technologies Ltd. and its wholly-owned subsidiaries (collectively referred to hereafter as the "Company"). All significant intercompany balances and transactions have been eliminated. The information at June 30, 1997 and for the six months ended June 30, 1997 and 1996, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which the management of the Company believes necessary for fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996, included in the Company's 1996 Form 10-K.

         Earnings (loss) per common and common equivalent share as presented on the face of the consolidated statements of operations represent primary earnings per share. Dual presentation of primary and fully diluted earnings
(loss) per share has not been made because the differences are insignificant.

2.       ACQUISITIONS

         On April 9, 1997, the Company's Fuisz International Holdings Limited ("FIHL") subsidiary completed an acquisition of 100% of the outstanding common stock of Laboratories Murat, a pharmaceutical sales and distribution company based in Paris, France. On May 21, 1997, the Company completed a second acquisition of 100% of the outstanding common stock of Pangea Ltd., a national network marketer of OTC and nutritional supplements based in Roswell, Georgia. The aggregate consideration paid in connection with these acquisitions was approximately $6.1 million which includes the direct costs of acquisition. These acquisitions were accounted for under the purchase method of accounting. The results of operations of the acquired companies are included in the Company's consolidated statements of operations for the period for which they were owned by the Company.

3.       SUBSEQUENT EVENTS

         On July 29, 1997, the Company signed definitive agreements with the Cross Group to acquire all of the issued ordinary share capital of its subsidiary, Clonmel Healthcare Ltd., a manufacturer of pharmaceutical products in the Republic of Ireland. The consideration will include one million newly issued shares of common stock, par value $0.01, of the Company, which shares will be subject to certain contractual transfer restrictions. In addition, the Company will issue three non-interest bearing promissory notes, in an aggregate principal amount of IRpound sterling 8,335,000 (US$12,502,500), payable in three installments due in 1998, 1999 and 2000. The purchase price includes payment for services to be provided by the Cross Group to facilitate the smooth integration of the two companies.

4.       RECENT ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("Statement 128"), which specifies the computation, presentation, and disclosure requirements for earnings per share. Statement 128 is effective for financial statements ending after December 15, 1997. The Company does not believe the adoption of Statement 128 will have a material effect on earnings per share.

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

OVERVIEW

         Since its inception in June 1988, the Company has been in the development stage, engaged in the development and commercialization of its proprietary technologies for a wide range of oral drug delivery and food applications. Substantially all revenues to date have been research and development fees and license fees. The Company has not been profitable to date, on a full fiscal year basis, and expects to incur additional losses in the near term, primarily due to the continuation of its research and development activities and the start-up of its manufacturing operations. From its inception in 1988 through December 31, 1996, the Company has incurred net losses in each year, including net losses of approximately $6.8 million during the year ended December 31, 1996 and a net loss of approximately $5.3 million during the six month period ended June 30, 1997. These losses have resulted in an accumulated deficit of approximately $29.4 million at December 31, 1996 and $34.7 million at June 30, 1997.

         On April 9, 1997, the Company's Fuisz International Holdings Limited ("FIHL") subsidiary completed an acquisition of 100% of the outstanding common stock of Laboratories Murat, a pharmaceutical sales and distribution company based in Paris, France. On May 21, 1997, the Company completed a second acquisition of 100% of the outstanding common stock of Pangea Ltd., a national network marketer of OTC and nutritional supplements based in Roswell, Georgia.

RESULTS OF OPERATIONS

         Operating revenues were $5,895,000 for the quarter ended June 30, 1997 and $7,745,000 for the six months ended June 30, 1997, compared to $3,301,000 for the quarter ended June 30, 1996 and $5,962,000 for the six months ended June 30, 1996. The increases were primarily due to increases in license and development fees due to the Company's additional license and development agreements. The revenue increases were also due to the inclusion of product sales from two of the Company's subsidiaries, Laboratories Murat and Pangea, acquired in 1997.

         Research and development expenses were $3,320,000 for the quarter ended June 30, 1997 and $6,327,000 for the six months ended June 30, 1997, compared to $1,950,000 for the quarter ended June 30, 1996 and $3,284,000 for the six months ended June 30, 1996. The increases were primarily due to increases in research personnel and materials and supplies necessary to support the Company's additional development and license agreements and the Company's continued emphasis on developing its own product applications.

         General and administrative expenses were $2,962,000 for the quarter ended June 30, 1997 and $4,741,000 for the six months ended June 30, 1997, compared to $1,325,000 for the quarter ended June 30, 1996 and $2,282,000 for
the six months ended June 30, 1996.   The increases were primarily due to
increases in personnel and expanded administrative activities primarily associated with the Laboratories Murat and Pangea operations and the start-up of the Fuisz International Ltd. activities.

         Cost of sales was $342,000 for the quarter and six months ended June 30, 1997, with no corresponding amount for the quarter and six months ended June 30, 1996. The increase was due to the inclusion of the cost of product sales by Laboratories Murat and Pangea, which were acquired by the Company during the quarter ended June 30, 1997.

         Other operating expenses were $2,400,000 for the quarter and six months ended June 30, 1997, with no corresponding amount for the quarter and six months ended June 30, 1996. This amount is attributable to the impact of a one-time non-recurring charge of $2,400,000 arising from the settlement of certain litigation against the Company.

         Net interest income was $570,000 for the quarter ended June 30, 1997 and $1,350,000 for the six months ended June 30, 1997, compared to $738,000 for the quarter ended June 30, 1996 and $1,144,000 for the six months ended June 30, 1996. The decrease in net interest income for the three months ended June 30, 1997 was primarily due to a decrease in the average balances of funds available for investment. The increase in net interest income for the six months ended June 30, 1997 was primarily due to funds generated from a second registered public offering (the "Secondary Offering") of the Company's common stock in April 1996 which were available for investment in 1997.

         As a result of the foregoing, the net loss was $2,883,000 for the quarter ended June 30, 1997 and $5,287,000 for the six months ended June 30, 1997, compared to net income of $634,000 for the quarter ended June 30, 1996 and $1,294,000 for the six months ended June 30, 1996.

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

         As of June 30, 1997, the Company's portfolio of cash and marketable securities totaled $42.7 million, compared to $60.5 million as of December 31, 1996. Major uses of cash during the six months ended June 30, 1997, included $6.1 million for the acquisitions of two companies (see above), $1.0 million for the purchase of an administrative office facility in Dublin, Ireland, $3.9 million for the purchase of furniture, fixtures, and equipment, and $6.3 million of research and development expenses.

         In addition to the acquisitions of Laboratories Murat and Pangea in the second quarter, on July 29, 1997, the Company signed a definitive agreement to acquire 100% of the outstanding common stock of Clonmel Healthcare Ltd., a manufacturer of pharmaceutical products in the Republic of Ireland.
The consideration will include one million newly issued shares of common stock of the Company and three non-interest bearing promissory notes in an aggregate principal amount of IRpound sterling 8,335,000 (US$12,502,500), payable in three installments due in 1998, 1999 and 2000. During the next several years, the Company will periodically evaluate additional acquisitions of businesses, products and technologies that extend or enhance the Company's current business and line of products.

         During the next several years, the Company expects to commit a significant amount of its cash flow to capital expenditures and for research and development activities at both its present Virginia facilities and its new international facilities in Ireland. The Company currently estimates that capital expenditures totaling approximately $15.0 to $17.0 million will be required in 1997. The Company's current estimate is approximately $2.0 million lower than the estimate disclosed in the Company's Form 10-Q for the quarter ended March 31, 1997, reflecting the delay of certain capital expenditures from 1997 into 1998. Such expenditures will be used to continue to upgrade and significantly expand its research facilities to comply with pharmaceutical Good Manufacturing Practices ("GMP") standards. Such expenditures will also include the continued development of GMP pilot-scale and production-scale tablet production lines and a pilot-scale GMP facility for producing and coating microspheres. These research and production facilities will be used in connection with the Company's OTC and controlled release activities. In addition, the Company expects to utilize capital expenditures to develop a production-scale facility for producing food products incorporating the Company's technology.

         During June 1997, the Company finalized the execution of a $15.0 million equipment leasing line of credit ("LOC") with an outside group of lenders. The LOC is available through June 30, 1999, provides equipment financing under three- or four-year operating leases, and may be utilized to finance a portion of the 1997 capital expenditures mentioned above. Through July 31, 1997, the Company has financed approximately $1.6 million of equipment under this LOC.

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

         The Company expects to incur additional losses in the near term. The Company expects that, at least for the near term, its revenues will be derived principally from development and license fees and product sales and, to a lesser extent, royalties from collaborative partners. In addition, pending disbursement for capital expenditures and working capital, the Company expects to realize income from the investment of the funds generated in its public offerings. The Company believes that the currently available funds and internally generated cash flow will be adequate to meet the Company's cash needs through fiscal year 1998.

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

HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT

         The Company has incurred net losses in each year since its inception, including net losses of approximately $6.8 million during the year ended December 31, 1996 and a net loss of approximately $2.9 million during the fiscal quarter ended June 30, 1997. These losses have resulted in an accumulated deficit of $29.4 million at December 31, 1996 and $34.7 million at June 30, 1997. The Company expects to incur additional losses in the near term.

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

PRODUCTS IN DEVELOPMENT STAGE

         To date, only the Company's chewing gum flavoring systems have been incorporated in commercially available consumer products, and the Company has not realized significant revenues from product sales or royalties. Most of the Company's potential product applications are in the research or development stage. The Company's operating revenue from inception through June 30, 1997 of approximately $25.6 million has consisted principally of research and development fees and license fees. To achieve profitable operations, the Company, alone or with others, must successfully complete development of its products, obtain necessary regulatory approvals, complete manufacturing scale-up and introduce and market its products.

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

DEPENDENCE UPON COLLABORATIVE PARTNERS

         Although the Company is undertaking development and commercialization of its own products, an element of the Company's strategy is to enter into collaborative arrangements with other companies which will market and manufacture products incorporating the Company's technology. The Company expects that, at least for the near term, its revenues will be derived principally from development fees, license fees and royalties from collaborative partners. The Company's prospects are, therefore, in part dependent upon the Company's ability to attract and retain collaborative partners and to develop technologies and products that meet the requirements of such collaborative partners. There can be no assurance that the Company's existing or future collaborative arrangements will result in successful product commercialization. The Company will also be dependent upon the marketing efforts, manufacturing capabilities and regulatory approval efforts of its collaborative partners. The Company anticipates that most licensees will be given the exclusive or co-exclusive right to market products incorporating the Company's technology for a particular class of products for a particular territory and, the amount and timing of resources to be devoted by them to marketing are not within the control of the Company.

NO ASSURANCE OF PRODUCT LICENSES; OTHER RISKS ASSOCIATED WITH COLLABORATIVE AGREEMENTS

         The Company has entered into development agreements with collaborative partners for products using the Company's technologies. Pursuant to these agreements, the Company typically agrees to develop product prototypes for the collaborative partner's evaluation. In many cases, the Company expects that a definitive license agreement for the manufacture and marketing of a product or products will be entered into at the same time as the development agreements relating to such product. In other cases, the collaborative partner may be granted an option to enter into a license agreement at a later date, and, in such cases, the collaborative partner will not be obligated to enter into a license agreement with the Company. In any event, a collaborative partner will generally have the right to abandon a product, and consequently to terminate funding, at any time and for any reason without penalty. Collaborative partners will also generally be free to market products using drug delivery or other technologies that are competitive with those of the Company. A decision by a collaborative partner to abandon one or more of its products incorporating the Company's technology or to adopt a competing technology could adversely affect the Company's financial condition and results of operations.

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

PATENTS AND PROPRIETARY RIGHTS

         The Company's success depends in large part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. As of July 31, 1997, the Company has been granted 58 U.S. patents and has filed a substantial number of applications for additional U.S. patents, as well as corresponding patent applications outside the United States, relating to the Company's technology. There can be no assurance that any of the pending patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any patents issued to the Company will provide the Company with competitive advantages or will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating the Company's technology. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of the Company's products or, if patents are issued to the Company, design around the Company's patents. Any of the foregoing results could have a material adverse effect on the Company.

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

         In July 1997, the Company reached a settlement of certain litigation against the Company, which was dismissed with prejudice. See the Company's Form 10-Q for the quarter ended June 30, 1996 for additional details.

ITEM 2.  CHANGES IN SECURITIES

         On June 15, 1997, the Company entered into a License Agreement with ConAgra, Inc. ("ConAgra") pursuant to which the Company is required to issue to ConAgra a warrant to purchase one million shares of common stock at an exercise price of $25.00 per share, subject to certain adjustments. The warrant is exercisable, in whole or part, for a period of ten years beginning August 11, 1997, unless earlier terminated. The issuance of the warrant was not registered under the Securities Act of 1933 (the "Securities Act"), in reliance on the exemption from registration provided under Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on August 4, 1997 for the purpose of electing two directors to serve two-year terms expiring in 1999 and two directors to serve three-year terms expiring in 2000, to approve amendments to the Company's Stock Option and Purchase Plans, and to ratify the appointment of Coopers & Lybrand, L.L.P. as the Company's independent public accountants for the year ending December 31, 1997. The number of votes cast for or against each director nominee is as follows:

        DIRECTOR NOMINEE             TERM EXPIRATION               VOTES FOR               VOTES WITHHELD
-------------------------------------------------------------------------------------------------------------
        Richard C. Fuisz                   1999                   17,042,057                  197,203
        Antone J. Lazos                    1999                   17,029,885                  209,375
         John R. Fuisz                     2000                   16,604,444                  634,816
      Fredrik C. Schreuder                 2000                   17,043,235                  196,025

         Messrs. Donald E. O'Neill, John Pappajohn and Kenneth W. McVey will continue to serve as Class III directors, until their terms expire at the Company's 1998 Annual Meeting, and when their successors are elected and qualified.

         The proposal to amend the Company's Stock Option and Purchase Plans to increase the number of shares of common stock available under the Plan from 3,900,000 to 4,900,000 shares, to satisfy the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended, and to make other technical amendments thereto, received 15,663,286 votes for and 888,433 votes against. There were 687,541 abstentions and broker non-votes.

         The proposal to ratify the appointment of Coopers & Lybrand, L.L.P. as the Company's independent public accountants for the year ending December 31, 1997 received 17,192,929 votes for and 27,756 votes against. There were 18,575 abstentions.

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

                          Current report on Form 8-K, dated May 21, 1997, regarding Acquisition of Pangea, Ltd.

                          Current report on Form 8-K, dated July 29, 1997, regarding Definitive Agreement to Acquire Clonmel Healthcare Ltd.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FUISZ TECHNOLOGIES LTD.



Date:                                        By:  /S/ Patrick D. Scrivens
       -------------------                      --------------------------------
                                                Patrick D. Scrivens
                                                Executive Vice President and
                                                 Chief Financial Officer

Date:                                        By:  /S/ Lars G. Okeson
       -------------------                      --------------------------------
                                                Lars G. Okeson
                                                Controller
                                                 (Principal Accounting Officer)