Form 10-Q
period 1997-09-30
FUISZ TECHNOLOGIES LTD
filed 1997-11-14
CIK 873064

================================================================================

                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

  x   Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ..... Exchange Act of 1934.  For the quarterly period ended September 30, 1997.

      Transition report pursuant to Section 13 or 15(d) of the
 ..... Securities Exchange Act of 1934.  For the transition period from ________ to _____________.

                         Commission File number 0-27082
                            FUISZ TECHNOLOGIES LTD.
               (Exact name of registrant as specified in charter)



         Delaware                                         52-1579474
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


                         14555 Avion Parkway, Suite 250
                           Chantilly, Virginia  20151
                    (Address of Principal Executive Offices)

      Registrant's telephone number including area code:    (703) 803-3260

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x   No    .
                                        ...     ...

As of October 31, 1997, the Registrant has outstanding 22,093,956 shares of Common Stock, par value $.01.

================================================================================

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)



              ASSETS
                                                                                      September 30,             December 31,
                                                                                          1997                      1996
                                                                                    ----------------          ---------------
                                                                                       (Unaudited)
Current assets:
   Cash and cash equivalents                                                         $        6,726            $       5,282
   Marketable securities                                                                     10,266                   55,218
   Restricted marketable securities                                                           7,270                 -
   Accounts receivable                                                                        7,570                    1,997
   Inventory                                                                                  4,369                 -
   Other current assets                                                                       2,206                      250
                                                                                    ----------------          ---------------
         Total current assets                                                                38,407                   62,747

Buildings                                                                                     4,717                 -
Furniture, fixtures and equipment, net                                                       13,131                    4,958
Intangibles, net                                                                             21,485                      116
Restricted marketable securities                                                              9,252                 -
Other assets                                                                                  4,054                    1,262
                                                                                    ----------------          ---------------
         Total assets                                                                $       91,046            $      69,083
                                                                                    ================          ===============
              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Line of credit                                                                    $        1,557            $    -
   Current portion of notes payable                                                           4,898                 -
   Accounts payable                                                                           8,274                    2,470
   Accrued liabilities and other                                                              1,984                    1,051
   Deferred revenue                                                                             615                    1,371
                                                                                    ----------------          ---------------
         Total current liabilities                                                           17,328                    4,892
Long-term debt:
   Notes payable                                                                              7,712                 -
   Deferred revenue                                                                           1,183                 -
   Other liabilities                                                                            239                 -
                                                                                    ----------------          ---------------
         Total long-term debt                                                                 9,134                 -
                                                                                    ----------------          ---------------
         Total liabilities                                                                   26,462                    4,892
                                                                                    ----------------          ---------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $.01 per share; authorized 1,000,000
      shares; none issued or outstanding                                                      -                     -
   Common stock, par value $.01 per share; authorized 50,000,000 shares; issued and outstanding 22,093,956 and 20,684,529
      shares at September 30, 1997 and December 31, 1996, respectively                          221                      207
   Additional paid-in capital                                                               108,047                   93,419
   Deficit accumulated during the development stage                                        (43,492)                 (29,435)
   Cumulative foreign currency translations                                                   (192)                 -
                                                                                    ----------------          ---------------
         Total stockholders' equity                                                          64,584                   64,191
                                                                                    ----------------          ---------------
         Total liabilities and stockholders' equity                                  $       91,046            $      69,083
                                                                                    ================          ===============

  The accompanying notes are an integral part of these consolidated financial statements.

                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS -- UNAUDITED
                                 (IN THOUSANDS)





                                                            Three Months Ended                     Nine Months Ended
                                                               September 30,                         September 30,
                                                     ----------------------------------      -------------------------------
                                                          1997                1996              1997              1996
                                                     -------------         ------------      -----------      --------------
Operating revenues:
     Product sales                                    $      2,567          $      -          $   3,300        $         24
     Research and development                                  649                 477            4,221               1,648
     Licensing fees                                         -                      265            2,980               4,990
     Royalties                                               (250)                 125              210                 167
                                                     -------------         ------------      -----------      --------------
          Total operating revenues                           2,966                 867           10,711               6,829
                                                     -------------         ------------      -----------      --------------

Operating expenses:
     Cost of sales                                           1,718                 -              2,060                -
     Research and development                                4,315               2,566           10,642               5,850
     General and administrative                              3,169               1,246            7,910               3,528
     Depreciation and amortization                             718                 166            1,290                 412
     Other operating expenses                                2,294                 -              4,694                -
                                                     -------------         ------------      -----------      --------------
          Total operating expenses                          12,214               3,978           26,596               9,790
                                                     -------------         ------------      -----------      --------------
Net operating loss                                         (9,248)             (3,111)         (15,885)             (2,961)
                                                     -------------         ------------      -----------      --------------

Other income (expense):
     Interest income                                           554                 910            1,920               2,057
     Interest expense                                         (76)                 (1)             (92)                 (4)
                                                     -------------         ------------      -----------      --------------

          Total other income (expense)                         478                 909            1,828               2,053
                                                     -------------         ------------      -----------      --------------

Net loss                                              $    (8,770)          $  (2,202)        $(14,057)        $      (908)
                                                     =============         ============      ===========      ==============

Net loss per common share                             $     (0.41)          $   (0.11)        $  (0.67)        $     (0.05)
                                                     =============         ============      ===========      ==============

Weighted average common shares and common
     share equivalents outstanding                          21,308              20,205           20,949              19,211
                                                     =============         ============      ===========      ==============



  The accompanying notes are an integral part of these consolidated financial statements.

                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS -- UNAUDITED
                                 (IN THOUSANDS)





                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                 1997                  1996
                                                                             ------------           -----------
Operating activities:
  Net loss                                                                     $(14,057)              $  (908)
  Adjustments to reconcile net loss to net cash used by operating activities, net of effects of business acquisitions:
    Cumulative effect of change in accounting principle                             -                     -
    Depreciation and amortization                                                  1,290                   412
    Noncash compensation expense                                                    -                       68
    Loss on disposal of leasehold improvements                                      -                     -
    Noncash interest expense                                                        -                     -
    Noncash warrant issuance expense                                               2,294                  -
    Increase (decrease) in cash resulting from changes
     in working capital items:
       Accounts receivable and other current assets                                (605)                 (414)
       Accounts payable and other current liabilities                            (1,421)                   761
                                                                             ------------           -----------
    Net cash used by operating activities                                       (12,499)                  (81)
                                                                             ------------           -----------

Investing activities:
  Decrease (increase) in marketable securities                                    28,543              (44,418)
  Capital expenditures                                                           (7,589)               (3,424)
  Payments for  business acquisitions                                            (6,182)                  -
  Additions to intangibles                                                          -                     -
  Increase in other assets                                                       (2,100)                 (447)
                                                                             ------------           -----------
    Net cash provided by (used by) investing activities                           12,672              (48,289)
                                                                             ------------           -----------

Financing activities:
  Net proceeds from sale of preferred stock                                         -                     -
  Proceeds from issuance of debt                                                    -                     -
  Net proceeds from sale of common stock                                            -                   35,823
  Purchases of treasury stock                                                       -                     -
  Proceeds from exercise of stock options                                            701                   613
  Proceeds from exercise of stock warrants                                           997                   130
  Net borrowings under line of credit agreements                                   1,131                  -
  Principal payments under long-term debt                                        (1,331)                  (51)
  Decrease in other long-term liabilities                                           (35)                  -
                                                                             ------------           -----------
       Net cash provided by (used by) financing activities                         1,463                36,515
                                                                             ------------           -----------

Effect of exchange rate changes on cash                                            (192)                  -

                                                                             ------------           -----------
Net increase (decrease) in cash and cash equivalents                               1,444              (11,855)

Cash and cash equivalents, beginning of period                                     5,282                22,554
                                                                             ------------           -----------

Cash and cash equivalents, end of period                                           6,726                10,699

Marketable securities, end of period                                              26,788                54,585
                                                                             ------------            ----------

Cash, cash equivalents and marketable securities, end of period                $  33,514              $ 65,284
                                                                             ============            ==========



  The accompanying notes are an integral part of these consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

         The Company is engaged in the development, manufacture and commercialization of its proprietary technologies for a wide range of pharmaceutical, nutraceutical and food applications. Prior to the quarter ended September 30, 1997, the Company did not have significant commercial revenues and its efforts had been principally devoted to research and development; therefore, the Company was considered to be in the development stage. However, as a result of the Company's 1997 business acquisitions (see below) and the launch of its Soft Chew calcium supplements, the Company's operating revenues for the quarter ended September 30, 1997, include product sales of $2,567,000, or 87% of total operating revenues. Commencing with the quarter ended September 30, 1997, the Company is no longer considered to be in the development stage.

         The accompanying consolidated financial statements include the accounts of Fuisz Technologies Ltd. and its wholly-owned subsidiaries (collectively referred to hereafter as the "Company"). All significant intercompany balances and transactions have been eliminated. The information at September 30, 1997 and for the nine months ended September 30, 1997 and 1996, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which the management of the Company believes necessary for fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996, included in the Company's 1996 Annual Report on Form 10-K.

         Earnings (loss) per common and common equivalent share as presented on the face of the consolidated statements of operations represent primary earnings per share. Dual presentation of primary and fully diluted earnings
(loss) per share has not been made because the differences are insignificant.

2.       ACQUISITIONS

         On April 9, 1997, the Company's Fuisz International Holdings Limited ("FIHL") subsidiary completed an acquisition of 100% of the outstanding common stock of Laboratories Murat, a pharmaceutical sales and distribution company based in Paris, France. On May 21, 1997, the Company completed a second acquisition of 100% of the outstanding common stock of Pangea Ltd., a national network marketer of OTC and nutritional supplements based in Roswell, Georgia. The aggregate consideration paid in connection with these acquisitions was approximately $6.1 million which includes the direct costs of acquisition. The excess of the aggregate purchase price over the fair value of the net tangible assets acquired of $6.5 million was allocated to goodwill and is expected to be amortized over its estimated useful life of 10 years.

         On September 1, 1997, the Company completed the acquisition of 100% of the outstanding common stock (other than qualifying shares held by a nominee) of Clonmel Healthcare Ltd., a manufacturer of pharmaceutical products in the Republic of Ireland.

The total consideration for the acquisition (including amounts payable under a consulting services agreement) consisted of i) one million newly issued shares of the Company's common stock, valued at $10.65 per share, and ii) three non-interest bearing promissory notes in an aggregate principal amount of IR Pound Sterling 8,335,000 (US$ 12,500,000), payable in three installments due in 1998, 1999 and 2000. Pursuant to the acquisition agreement, the recipients of such shares have agreed that no such shares may be sold, transferred, encumbered or otherwise disposed of prior to September 1, 1998, and that no more than 500,000 of such shares may be sold, transferred, encumbered or otherwise disposed of prior to September 1, 1999. In addition, $500,000 of contingent consideration is payable to the seller if Clonmel executes certain contracts for the manufacture and supply of various pharmaceutical products. The excess of the purchase price over the fair value of the net tangible assets acquired of $13.5 million was allocated to goodwill and is expected to be amortized over its estimated useful life of 20 years.

         These acquisitions were accounted for under the purchase method of accounting. The results of operations of the acquired companies are included in the Company's consolidated statements of operations for the period for which they were owned by the Company. The final allocation of the purchase price is subject to the completion of management's due diligence, however, that allocation is not expected to differ materially from the initial allocation.

3.       SUBSEQUENT EVENTS

         On October 17, 1997 the Company completed the acquisition of substantially all of the issued ordinary share capital of privately-held Istoria Farmaceutici SpA, a pharmaceutical sales and distribution company based in Padova, Italy. The total consideration for the acquisition was approximately $3.5 million, half of which was paid in cash and half of which will be paid in the form of newly issued shares of the Company's common stock, as defined.

         On October 22, 1997, the Company issued $75.0 million aggregate principal amount of 7.0% Convertible Subordinated Debentures (the "Notes") due October 15, 2004 under Rule 144A and Regulation S of the Securities Act of 1933, and received net proceeds of approximately $72.8 million related to the sale of the Notes. The Notes are convertible into shares of common stock, par value $0.01, of the Company by the holders at a conversion price of $13.25 per share. The Notes are unsecured obligations of the Company and are subordinate to all present and future Senior Indebtedness (as defined) of the Company.

4.       RECENT ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("Statement 128"), which specifies the computation, presentation, and disclosure requirements for earnings per share. Statement 128 is effective for financial statements ending after December 15, 1997. The adoption of Statement 128 will not have a material effect on earnings per share.

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

OVERVIEW

         The Company is engaged in the development, manufacture and commercialization of its proprietary technologies for a wide range of pharmaceutical, nutraceutical and food applications. Prior to the quarter ended September 30, 1997, the Company did not have significant commercial revenues and its efforts had been principally devoted to research and development, therefore, the Company was considered to be in the development stage. However, as a result of the Company's 1997 business acquisitions (see below) and the launch of its Soft Chew calcium supplements, the Company's operating revenues for the quarter ended September 30, 1997, include product sales of $2,567,000, or 87% of total operating revenues. Commencing with the quarter ended September 30, 1997, the Company is no longer considered to be in the development stage.

         The Company has not been profitable to date, on a full fiscal year basis, and expects to incur additional losses in the near term, primarily due to the continuation of its research and development activities and the expansion of its manufacturing operations.

         On April 9, 1997, the Company's Fuisz International Holdings Limited ("FIHL") subsidiary completed an acquisition of 100% of the outstanding common stock of Laboratories Murat ("Murat"), a pharmaceutical sales and distribution company based in Paris, France. On May 21, 1997, the Company completed a second acquisition of 100% of the outstanding common stock of Pangea Ltd. ("Pangea"), a national network marketer of OTC and nutritional supplements based in Roswell, Georgia. On September 1, 1997, the Company completed a third acquisition of 100% of the outstanding common stock (other than qualifying shares held by a nominee) of Clonmel Healthcare, Ltd. ("Clonmel"), a manufacturer of pharmaceutical products in the Republic of Ireland.

RESULTS OF OPERATIONS

         Operating revenues were $2,966,000 for the quarter ended September 30, 1997 and $10,711,000 for the nine months ended September 30, 1997, compared to $867,000 for the quarter ended September 30, 1996 and $6,829,000 for the nine months ended September 30, 1996. The revenue increases were primarily due to the inclusion of $2,567,000 of product sales from three of the Company's subsidiaries, Clonmel, Murat and Pangea, acquired in 1997.

Since each of the acquisitions was accounted for under the purchase method of accounting, the revenues from product sales only reflect those sales occurring after the respective dates of acquisition. However, product sales account for approximately $5.5 million of the total accounts receivable balance as of September 30, 1997, since the accounts receivable balance reflects year-to-date amounts. Operating revenues also reflect increases in development fees due to the Company's additional development agreements.

         Research and development expenses were $4,315,000 for the quarter ended September 30, 1997 and $10,642,000 for the nine months ended September 30, 1997, compared to $2,566,000 for the quarter ended September 30, 1996 and $5,850,000 for the nine months ended September 30, 1996. The increases were primarily due to increases in research personnel and materials and supplies necessary to support the Company's additional development and license agreements and the Company's continued emphasis on developing its own product applications.

         General and administrative expenses were $3,169,000 for the quarter ended September 30, 1997 and $7,910,000 for the nine months ended September 30, 1997, compared to $1,246,000 for the quarter ended September 30, 1996 and $3,528,000 for the nine months ended September 30, 1996. The increases were primarily due to increases in personnel and expanded administrative activities primarily associated with the Clonmel, Murat and Pangea operations and the start-up of the Fuisz International Ltd. activities.

         Cost of sales was $1,718,000 for the quarter ended September 30, 1997 and $2,060,000 for the nine months ended September 30, 1997, with no corresponding amount for the quarter and nine months ended September 30, 1996. The increase was due to the inclusion of the cost of product sales by Clonmel, Murat and Pangea, which were acquired by the Company during 1997.

         Other operating expenses were $2,294,000 for the quarter ended September 30, 1997 and $4,694,000 for the nine months ended September 30, 1997, with no corresponding amount for the quarter and nine months ended September 30, 1996. The amount incurred in the quarter ended September 30, 1997 is attributable to a one-time noncash charge of $2,249,000 relating to certain stock warrants exercisable at $25 per share and issued pursuant to the Company's collaborative agreement with ConAgra. The year-to-date amount includes the impact of a one-time non-recurring charge of $2,400,000 arising from the settlement of certain litigation against the Company.

         Net interest income was $478,000 for the quarter ended September 30, 1997 and $1,828,000 for the nine months ended September 30, 1997, compared to $909,000 for the quarter ended September 30, 1996 and $2,053,000 for the nine months ended September 30, 1996. The decrease in net interest income for the quarter and nine months ended September 30, 1997 was primarily due to a decrease in the average balances of funds available for investment.

         As a result of the foregoing, the net loss was $8,770,000 for the quarter ended September 30, 1997 and $14,057,000 for the nine months ended September 30, 1997, compared to a net loss of $2,202,000 for the quarter ended September 30, 1996 and $908,000 for the nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Until December 1995, the Company financed its operations primarily through private sales of its equity securities, issuances of convertible debt, and license and development fees. On December 20, 1995, the Company completed its initial public offering of 4,125,000 shares of common stock (the "IPO") at a price of $8.00 per share. The Company received net proceeds from the IPO of approximately $29.8 million. On May 3, 1996, the Company completed a registered public offering of 3,900,000 shares of common stock (the "Secondary Offering") at a price of $25.00 per share. Of the 3,900,000 shares of common stock offered in the Secondary Offering, 1,125,000 shares were sold by the Company and 2,775,000 shares were sold by certain selling stockholders. The Company received net proceeds from the Secondary Offering of approximately $35.8 million.

         On October 22, 1997, the Company issued $75.0 million aggregate principal amount of 7.0% Convertible Subordinated Debentures (the "Notes") due October 15, 2004 under Rule 144A and Regulation S of the Securities Act of 1933, and received net proceeds of approximately $72.8 million related to the sale of the Notes. The Notes are convertible into shares of common stock, par value $0.01, of the Company by the holders at a conversion price of $13.25 per share. The Notes are unsecured obligations of the Company and are subordinate to all present and future Senior Indebtedness (as defined) of the Company. The Company intends to use the net proceeds from the sale of the Notes for acquisitions of businesses, products and marketing and distribution capabilities, and the funding of capital expenditures, working capital (which may include interest payments on the Notes) and general corporate purposes.

         As of September 30, 1997, the Company's portfolio of cash and marketable securities totaled $33.5 million (including $16.5 million which is pledged as collateral for the installment notes issued in connection with the purchase of Clonmel), compared to $60.5 million as of December 31, 1996. Major uses of cash during the nine months ended September 30, 1997, included $6.2 million for the Company's acquisitions (see above), $1.0 million for the purchase of an administrative office facility in Dublin, Ireland, $5.6 million for the purchase of furniture, fixtures, and equipment, and $10.6 million of research and development expenses.

         In addition to the acquisitions of Murat and Pangea in the second quarter of 1997, on September 1, 1997, the Company completed the acquisition of all of the outstanding common stock of Clonmel (other than qualifying shares held by a nominee). The total consideration for the acquisition (including amounts payable under a consulting services agreement) consisted of i) one million newly issued shares of the Company's common stock, valued at $10.65 per share, and ii) three non-interest bearing promissory notes in an aggregate principal amount of IR Pound Sterling 8.3 million (US$12.5 million), payable in three installments due in 1998, 1999 and 2000. Pursuant to the acquisition agreement, the recipients of such shares have agreed that no such shares may be sold, transferred, encumbered or otherwise disposed of prior to September 1, 1998, and that no more than 500,000 of such shares may be sold, transferred, encumbered or otherwise disposed of prior to September 1, 1999. In addition, $500,000 of contingent consideration is payable to the seller if Clonmel executes certain contracts for the manufacture and supply of various pharmaceutical products.

         On October 17, 1997, the Company also completed the acquisition of Istoria Farmaceutici ("Istoria"), a pharmaceutical sales and distribution company based in Padova, Italy. The Company has also executed two non-binding letters of intent to acquire certain product licenses and distribution channels in continental Europe. During the next several years, the Company will periodically evaluate additional acquisitions of businesses, products and technologies that extend or enhance the Company's current business and line of products.

         During the next several years, the Company expects to commit a significant amount of its cash flow to capital expenditures and for research and development activities at both its present Virginia facilities and its new international facilities in Ireland. The Company currently estimates that capital expenditures totaling approximately $15.0 million will be required in 1997, of which $7.6 million had been expended as of September 30, 1997. Such expenditures will be used to (i) continue to upgrade and significantly expand the Company's research facilities to comply with current Good Manufacturing Practice ("cGMP"), (ii) to continue development of cGMP pilot-scale and production-scale tablet production lines and facilities for producing and coating microspheres, and (iii) to develop a production-scale facility for producing food products incorporating the Company's technology. The Company currently estimates that capital expenditures totaling approximately $15.0 million will be required in 1998.

         During June 1997, the Company executed a $15.0 million equipment leasing line of credit ("LOC") with an outside group of lenders. The LOC is available through June 30, 1999, provides equipment financing under three- or four-year operating leases, and may be utilized to finance a portion of the 1997 and 1998 capital expenditures mentioned above. Through September 30, 1997, the Company has financed approximately $2.0 million of equipment under this LOC.

         The Company expects to continue to incur substantial expenses related to further research and development of its technologies and products, increased staffing levels, acquisition and support of patent rights, additional capital equipment for research and development activities and facility expansion.

         The Company expects to incur additional losses in the near term. The Company expects that, at least for the near term, its revenues will be derived principally from development and license fees and product sales and, to a lesser extent, royalties from collaborative partners. In addition, pending disbursement for capital expenditures and working capital, the Company expects to realize income from the investment of the funds generated in its public and recent private offerings. The Company believes that the currently available funds and internally generated cash flow will be adequate to meet the Company's cash needs through fiscal year 1998.

         The Company's capital needs, however, will depend on many factors, including continued progress in the research and development of the Company's technologies, the ability of the Company to establish and maintain additional collaborative agreements with others and the terms thereof, payments received from collaborative partners under research and development agreements, the cost involved in filing and enforcing patent claims, and the status of competitive products and other factors. If the Company's currently available funds and internally generated cash flow are not sufficient to satisfy its financing needs, the Company would be required to seek additional funding through other arrangements with collaborative partners, through bank borrowings and through public or private sales of its securities, including equity securities. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms.

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

HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT

         The Company has incurred net losses in each year since its inception, including net losses of approximately $6.8 million during the year ended December 31, 1996 and a net loss of approximately $8.8 million during the fiscal quarter ended September 30, 1997. These losses have resulted in an accumulated deficit of $29.4 million at December 31, 1996 and $43.5 million at September 30, 1997. The Company expects to incur additional losses in the near term.

         The Company's ability to generate significant revenue and become profitable will be dependent in large part on the ability of the Company to enter into additional collaborative agreements and on the ability of the Company and its collaborators to successfully manufacture and commercialize products incorporating the Company's technologies. To date, the Company has not received any significant revenue from sales of, or royalties from, products incorporating its proprietary technologies. No assurance can be given that the Company will ever generate significant revenue or become profitable.

PRODUCTS IN DEVELOPMENT STAGE

         Currently, the Company's Soft Chew calcium supplements are the only commercially available products utilizing the Company's proprietary technology, and the Company has not realized significant revenues from sales or royalties of products incorporating its proprietary technologies. Most of the Company's potential product applications are in the research or development stage. To achieve profitable operations utilizing its proprietary technology, the Company, alone or with others, must successfully complete development of its products, obtain any necessary regulatory approvals, complete manufacturing scale-up and introduce and market its products.

PRODUCT COMMERCIALIZATION

         A component of the Company's strategy is to leverage its proprietary technology to develop, manufacture and commercialize its own products. Such products include those that are subject to existing development and license agreements where the Company has retained co-exclusive manufacturing and marketing rights to the end-user products and others that are the subject of self-funded development programs of the Company. The development of commercial scale manufacturing facilities and marketing efforts by the Company will require significant commitments of capital by the Company. Although several of the businesses recently acquired by the Company have manufacturing and marketing experience, prior to such acquisitions, the Company has had limited manufacturing experience and no marketing experience. There can be no assurance that the Company can successfully develop or capitalize on such experience, or that the Company's products will be accepted in the marketplace. Commercialization efforts by the Company may compete with activities of the Company's collaborative partners, most of which have greater financial resources than the Company. Moreover, there can be no assurance that the Company's active pursuit of its own efforts to develop and commercialize products using the Company's proprietary technology will not otherwise adversely affect the Company's relations with its existing and potential collaborative partners.

ACQUISITION RISKS

         One element of the Company's strategy is to capitalize on retained co-marketing rights by acquiring marketing and distribution organizations with existing product sales that the Company believes have been or in the near term will be financially self-sufficient and which it believes will serve as a platform to sell products incorporating the Company's proprietary technologies. The Company has consummated four acquisitions in 1997, has entered into two non-binding letters of intent and is exploring additional transactions. There can be no assurance that the proposed transactions will be completed, that completed acquisitions will be successfully integrated or that, once integrated, such acquisitions will achieve levels of revenue, profitability or productivity comparable to those historically achieved by such acquired businesses or products or otherwise perform as expected. Acquisitions involve special risks, including risks associated with unanticipated liabilities and contingencies, diversion of management attention and possible adverse effects on earnings resulting from increased goodwill amortization, increased interest costs, the issuance of additional securities and difficulties related to the integration of the acquired business or products. There can be no assurance that acquired entities will generate positive cash flows and/or profits. Foreign acquisitions may subject the Company to the further risks of assimilating differences in foreign business practices, hiring and retaining qualified personnel, overcoming language barriers, limiting asset transfers, changes in foreign regulations and political turmoil. In addition, the Company's financial results could be adversely affected by fluctuations in foreign exchange rates. There can be no assurance that the Company will be able successfully to identify additional suitable acquisition candidates, complete additional acquisitions or successfully integrate acquired businesses into its operations. The failure to integrate acquired businesses into its operations could have a material adverse effect on the Company's business, financial condition and results of operations, including cash flow.

LIMITED MANUFACTURING EXPERIENCE; RISK OF MANUFACTURING SCALE-UP

         Products incorporating the Company's CEFORM or Shearform technology have not been manufactured by the Company or by its collaborative partners on a commercial scale and, to date, the Company has had limited commercial experience with its nutraceutical products, which have been manufactured by third parties in limited quantities. The Company currently plans to retain rights to manufacture commercial quantities of pharmaceutical compounds processed using the Company's CEFORM microsphere technology and to conduct other manufacturing operations. Prior to the Company's recent acquisition of Clonmel, the Company had limited experience manufacturing products for commercial purposes. The Company intends to use Clonmel's facilities in Ireland for manufacturing activities and is currently taking steps to expand this facility so that it may be used to manufacture products employing the Company's proprietary technology. In addition, a full-scale cGMP manufacturing facility is under construction in Chantilly, Virginia. There can be no assurance that manufacturing and control problems will not arise as the Company begins to scale up manufacturing facilities or that manufacturing can be scaled up in a timely manner or at a commercially reasonable cost to enable production in sufficient quantities. Failure by the Company to successfully develop commercial-scale manufacturing facilities and develop in a timely manner or at a commercially reasonable cost the facilities necessary to manufacture products utilizing the Company's technology will have a material adverse effect on the Company. If such manufacturing or control problems arise or if the Company is not able to successfully scale-up manufacturing in a timely or cost effective manner for any reason, the Company's business could be materially adversely affected.

         In connection with the manufacture of pharmaceuticals and food ingredient products, the Company will be required to adhere to cGMP regulations enforced by the U.S. Food and Drug Administration ("FDA") through its
facilities inspection program.   The Company also will be required to comply
with manufacturing standards prescribed by various federal, state and local regulatory agencies in the United States and other countries.

DEPENDENCE UPON COLLABORATIVE PARTNERS

         Although the Company intends to develop and commercialize certain of its own products, the Company also has and anticipates that it will continue to enter into collaborative arrangements with other companies, which will market and manufacture products incorporating the Company's technologies. The Company's prospects are, therefore, in part dependent upon the Company's ability to attract and retain collaborative partners and to develop products and manufacturing processes that meet the requirements of such collaborative partners. There can be no assurance that the Company's existing or future collaborative arrangements will result in successful product commercialization. The Company will also be dependent upon the testing, regulatory approval and marketing efforts and, in certain cases, the manufacturing capabilities of its collaborative partners. The Company anticipates that most licensees will be given the exclusive or co-exclusive right to market products incorporating the Company's technologies for a particular class of products for a particular territory and, the amount and timing of resources to be devoted by them to marketing are not within the control of the Company.

NO ASSURANCE OF PRODUCT LICENSES; OTHER RISKS ASSOCIATED WITH COLLABORATIVE AGREEMENTS

         The Company has entered into development agreements with collaborative partners for products using the Company's technologies. Pursuant to these agreements, the Company typically has agreed to develop product prototypes for the collaborative partner's evaluation. A definitive license agreement for the manufacture and marketing of a product or products may be entered into at the same time as the development agreement relating to such product, or at a later date. In any event, under the Company's existing collaborative agreements, collaborative partners generally have the right to abandon a product, and consequently to terminate funding, at any time and for any reason without penalty. Collaborative partners are also generally free to market products using drug delivery or other technologies that are competitive with those of the Company. A decision by a collaborative partner to delay introduction or abandon one or more of its products incorporating the Company's technology or to adopt a competing technology could adversely affect the Company's business, financial condition and results of operations.

         The Company's license agreements currently in effect generally provide, and it is expected that future license agreements will provide, for the Company to receive a payment at the time of execution of the agreement, additional scheduled payments or payments based on the attainment of certain milestones and royalty payments based on net sales of products by the licensee. The timing and amount of such payments will fluctuate, and such fluctuations could have a material adverse effect on the Company's cash position and results of operations.

         In addition, royalty rates for licenses of the Company's technologies for OTC products are expected, consistent with industry practices, to be lower than royalty rates for licenses relating to prescription products.

LIMITED MARKETING AND SALES EXPERIENCE

         Prior to the Company's recent acquisitions of Clonmel, Pangea, Murat and Istoria, the Company had no marketing and sales experience. To date, the only commercially available product incorporating the Company's proprietary technology is a Soft Chew calcium supplement which is currently being distributed by Pangea. There can be no assurance that the Company will be able to successfully integrate the sales and marketing resources of its subsidiaries into its current operations. Pangea's sales and marketing system involves independent sales representatives who purchase products from the Company. The Company, therefore, has limited control over actual sales activities. There can be no assurance that Pangea or the Company's other recently acquired subsidiaries will provide adequate sales and distribution networks for the Company's products. The Company may require additional capital and/or third party commitments to effectively sell and market the Company's products.

PATENTS AND PROPRIETARY RIGHTS

         The Company's success depends in large part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. As of October 31, 1997, the Company has been granted 62 U.S. patents and has filed a substantial number of applications for additional U.S. patents, as well as corresponding patent applications outside the United States, relating to the Company's technologies. There can be no assurance that any of the pending patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any patents issued to the Company will provide the Company with competitive advantages or will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating the Company's technologies. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of the Company's products or, if patents are issued to the Company, design around the Company's patents. Any of the foregoing results could have a material adverse effect on the Company.

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

ITEM 2.  CHANGES IN SECURITIES

         Pursuant to a Purchase Agreement exercised on October 17, 1997, between the Company and Smith Barney Inc., Credit Suisse First Boston and Lehman Brothers as Initial Purchasers, on October 22, 1997, the Company issued $75.0 million aggregate principal amount of 7.0% Convertible Subordinated Debentures (the "Notes") due October 15, 2004 under Rule 144A and Regulation S of the Securities Act of 1933, and received net proceeds of approximately $72.8 million related to the sale of the Notes.

         The Notes are convertible into shares of common stock, par value $0.01, of the Company by the holders at any time prior to maturity, unless previously redeemed or repurchased, at a conversion price of $13.25 per share, subject to certain adjustments. The Notes are not redeemable by the Company until October 19, 2000. Thereafter, the Notes will be redeemable, at any time, upon not less nor more than 60 days' notice at the option of the Company, in whole or in part, at the redemption prices set for the in the Indenture dated October 22, 1997, in each case, together with accrued interest. The Notes are unsecured and subordinated in right of payment in full to all existing and future Senior Indebtedness.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
                      11.1 Statements Regarding Weighted Average Common and Common Equivalent Shares Used in Computation of Earnings (Loss) Per Share

                      27.0    Financial Data Schedule

         (b)  Reports on Form 8-K
                          Current report on Form 8-K, dated September 3, 1997, regarding Acquisition of all of the issued ordinary share capital of Clonmel Healthcare Ltd.

                          Current report on Form 8-K, dated September 3, 1997, regarding Amendment of Acquisition of all of the issued ordinary share capital of Clonmel Healthcare Ltd.

                          Current report on Form 8-K, dated September 11, 1997, regarding Definitive purchase agreement to acquire privately-held Istoria Farmaceutici.

                          Current report on Form 8-K, dated October 20, 1997, regarding Acquisition of Istoria Farmaceutici.

                          Current report on Form 8-K, dated October 23, 1997, regarding Private Placement of $75 million aggregate principal amount of its 7% Convertible Subordinated Debentures due 2004.

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