Form 10-K
period 1997-12-31
FUISZ TECHNOLOGIES LTD
filed 1998-03-31
CIK 873064

                                 United States

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K
(Mark One)
X       Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
---     Act of 1934 For the fiscal year ended December 31, 1997.  [No Fee
        Required]

        Transition report pursuant to Section 13 or 15(d) of the Securities
--- and Exchange Act of 1934 [No Fee Required] For the transition period from _______________________ to _______________________________

                         Commission File number 0-27082

                            FUISZ TECHNOLOGIES LTD.

               (Exact name of registrant as specified in charter)

                    Delaware                                                              52-1579474
    (State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)

                           14555 Avion at Lakeside
                           Chantilly, Virginia  20151
                    (Address of Principal Executive Offices)

       Registrant's telephone number including area code: (703) 995-2400

       Securities registered pursuant to Section 12(b) of the Act:  None

      Securities registered pursuant to Section 12(g) of the Act:  Common
                             Stock, $.01 par value


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

As of March 27, 1998, the aggregate market value of the Common stock of the Registrant (based upon the average bid and asked prices of the Common Stock as reported by the National Association of Securities Dealers, Inc. through its Automated Quotation System) held by nonaffiliates of the Registrant was approximately $286,600,000.

As of March 27, 1998, 22,256,462 shares of Common Stock of the Registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  PORTIONS OF THE PROXY STATEMENT TO BE FILED WITH THE SECURITIES AND EXCHANGE
    COMMISSION IN CONNECTION WITH THE ANNUAL MEETING OF STOCKHOLDERS OF THE REGISTRANT, TO BE HELD MAY 21, 1998, ARE INCORPORATED BY REFERENCE INTO PART
                      III, ITEMS 10-13 OF THIS FORM 10-K.

                                     PART I

                                    BUSINESS

GENERAL

         The Company is engaged in the development, manufacture and commercialization of its proprietary technologies for a wide range of pharmaceutical, nutraceutical and food applications. The Company's primary focus is on the commercialization of products incorporating its CEFORM microsphere technology and its Shearform technology, including controlled release and rapid dissolve over-the-counter ("OTC") and prescription (or "ethical") pharmaceuticals.

         Since the beginning of 1997, the Company has taken a number of steps to promote the commercialization of its technologies in a range of pharmaceutical, nutraceutical and food applications. The Company has made significant advances in the development of its CEFORM microspheres and rapid dissolve tablet manufacturing capabilities. Independent studies commissioned by the Company indicate that the Company can engineer CEFORM microspheres with controlled release and taste-masked characteristics which not only match existing dissolution profiles of specified OTC and prescription drugs, but that also improve the absorption rate of currently marketed drugs. The Company is now able to manufacture its rapid dissolving Flash Dose tablets on conventional tablet press machinery, resulting in a faster and more cost effective manufacturing process, greater tablet integrity and compatibility with conventional high speed packaging processes. In addition, the Company has acquired, a number of domestic and international businesses with pharmaceutical product licenses and manufacturing, marketing and distribution capabilities.

         The Company expanded its research and development facilities during 1997 by completing and opening three laboratories - one each in Chantilly, Virginia and Sandyford, Ireland for pharmaceuticals and one in Sterling, Virginia for food products. The Company also completed construction of a facility to support commercial scale production of certain pharmaceutical products utilizing the Company's proprietary technologies. In addition, the Company intends to expand the manufacturing plant at its recently acquired Clonmel subsidiary in Ireland by constructing commercial scale facilities for use with the Company's proprietary technologies with a planned capacity of more than two billion dosage units annually. In the nutraceutical segment, the Company recently introduced and is now marketing its Soft Chew calcium supplements through Pangea. In the food ingredient sector, the Company has entered into an exclusive manufacturing and selling agreement with ConAgra, Inc. for use of the Company's technology in the manufacture and sale of emulsifiers, salt replacing agents and other food ingredients in the North and South American markets.

         Utilizing its CEFORM microsphere technology, the Company can produce microspheres of pharmaceutical compounds with modified absorption properties, if required, which can be coated to create controlled release or taste-masked pharmaceutical products. These coated microspheres, which may be incorporated into rapid dissolving formats utilizing the Company's Shearform technology or into conventional oral drug delivery formats such as capsules, are uniform in size and shape and, the Company believes, have enhanced controlled release and taste-masking characteristics when compared to pharmaceuticals processed through other currently available techniques. The Company believes that its CEFORM microsphere technology is superior to competitors' microparticle technology because the CEFORM manufacturing process involves fewer steps, does not require the use of solvents, and results in microspheres that are stable enough to be processed with conventional tableting and packaging processes. In addition, the Company believes its CEFORM microsphere technology allows for higher drug loading and more uniform coating than competing technologies.

         Utilizing its Shearform technology, the Company has developed a variety of rapid dissolving oral dosage formulations. These oral dosage formats are compatible with the Company's CEFORM microsphere technology and include:

         - Flash Dose, a tablet which dissolves in the mouth in several seconds with or without water.

         - EZ Chew, a chewable tablet which dissolves in the mouth with a few chews.

         - Dry Sachet/Spoon Dose, an innovative unit dosage system that delivers a dry powder mixture which dissolves almost instantaneously in the mouth.

         The Company's Shearform technology also has been used to develop the Company's Soft Chew nutraceutical products, including mineral and vitamin supplements. In addition, the Company's Shearform technology has broad applications for food product ingredients.

         Since the beginning of 1997, the Company has announced a number of new development collaborations. The Company believes that its collaborative partners turn to the Company to improve their product performance or compliance in terms of (i) clinical effect (for example, faster absorption of an analgesic product resulting from the application of the Company's CEFORM technology), and/or (ii) consumer acceptance (for example combining the Company's CEFORM microspheres in a Shearform matrix dosage to produce pleasant tasting, rapid dissolving Flash Dose tablets for pediatric, geriatric or other users who have difficulty in swallowing conventional dosage forms). For major OTC products, the Company generally seeks to partner with large pharmaceutical companies who have or wish to acquire a significant franchise in a particular market segment. For proprietary prescription products, the Company offers its technologies to patent holders for development of product extensions or enhanced drug delivery formulations. Under the Company's collaborative agreements, the Company generally retains CEFORM microsphere manufacturing rights and, where appropriate, also seeks to manufacture the Company's proprietary dosage formulations, such as Flash Dose tablets.

         The Company has commenced self-funded development projects in instances where it believes that a high market potential exists (such as where patent protection has ceased for an active ingredient or will cease within three to five years) with the objective of developing improved delivery or dosage characteristics, e.g., faster or improved absorption, controlled release and/or taste-masked products. Application of the Company's technology to drugs reaching the end of their patent protection may permit reformulations or product extensions of such drugs and generate new patent protection for valuable drug compounds or otherwise maintain use of the originating company's product. The Company intends to seek partnering agreements for commercialization of self-funded projects with major pharmaceutical companies. With respect to customer-funded and Company-funded development collaborations, the Company will seek to retain comarketing rights in the pharmaceutical products for sale through its own distribution channels, principally those being acquired in major European markets.

         During 1997, the Company opened offices in Dublin, Ireland for its international administrative and business development activities and established a research and development facility outside of Dublin. In preparation for entering major European markets with Fuisz products, the Company also initiated and completed three business acquisitions. In March 1998, the Company completed a fourth business acquisition in Germany. The four business acquisitions included Laboratoires Murat ("Murat"), Clonmel Healthcare Limited ("Clonmel"), Istoria Farmaceutici ("Istoria") and Dr. Rentschler GmbH & Co. Medizin KG ("Dr. Rentschler"). In addition, the Company acquired rights to an analgesic drug, Cebutid(TM), for distribution in France and a folic acid product, Foliben(TM), for sale in Italy. In the U.S., Pangea Ltd. ("Pangea") was acquired which permitted the Company to launch its first U.S. product in September 1997.

STRATEGY

         The Company's objective is to continue to develop and improve its proprietary technologies and to expand the applications of its technologies in the OTC and prescription pharmaceutical, nutraceutical and food markets. The Company is pursuing this objective with the following strategy:

         - Develop Existing and New Collaborative Customer-Funded Agreements. In order to increase market exposure of its products and to capitalize on its collaborative partners' market position and distribution capabilities, the Company intends to continue to develop its projects with its existing collaborative partners and to seek new collaborative partners who will fund further product development projects incorporating the Company's technology. The Company's existing collaborative arrangements typically provide for a customer-funded development project and contemplate a licensing arrangement (which may be entered into at the same time as the development project or at a later date) under which, if a project is commercialized by the collaborative partner, the Company would receive license fees and royalty payments from product sales. The Company believes that such arrangements may also serve to validate the Company's technologies in the pharmaceutical markets and thereby assist the Company in attracting additional licensing arrangements on favorable terms.

         - Pursue Company-Funded Products for Further Collaboration. In order to pursue enhanced royalty or marketing terms over those obtained under customary development and licensing agreements, the Company intends to develop drug formulations through Company-funded projects in market segments where the Company believes there is strong market potential and that its technology may provide a significant competitive advantage, such as markets for ethical drugs for which patents have or are about to expire. Application of the Company's technology to drugs reaching the end of their patent protection may permit reformulations or product extensions of such drugs which in turn can obtain new patent protection for valuable drug compounds or otherwise maintain use of the originating company's product. After carrying such projects to an appropriate development stage, the Company will offer companies that are seeking to maintain or expand their market share an opportunity to enter into marketing agreements covering the Company-funded products.

         - Enhance Manufacturing Capability. The Company whenever practical seeks to retain manufacturing rights to its products to capture greater revenue and generate production economies that may not be available to pharmaceutical companies seeking to apply the Company's technologies to only one or a few products. In order to manufacture products using the Company's technologies, the Company has put in place a current Good Manufacturing Practice ("cGMP") laboratory facility and recently completed construction of a full-scale cGMP manufacturing facility at its Chantilly, Virginia headquarters. The Company also is planning to construct an additional commercial-scale manufacturing plant at its Clonmel facility. In addition to manufacturing products for its licensees, the Company's manufacturing facilities will be available for products that the Company wishes to sell through its own distribution networks.

         - Expand Proprietary Products Sales Through Acquired Marketing and Distribution Channels. The Company intends to capitalize on the co-marketing rights that it has retained (principally outside of North America) on products subject to certain of its collaborative development agreements. To implement this strategy, the Company has acquired and may pursue further acquisitions of marketing and distribution organizations with existing product sales that it believes have been or in the near term will be financially self-sufficient and which it believes will serve as a platform to sell products for which the Company has retained co-marketing rights.

         - Recruit and Retain Key Personnel. The Company has negotiated to retain certain key owners or employees of its recently acquired businesses and has sought to hire qualified scientists and key employees who have demonstrated their capabilities at other drug development companies. The Company expects to continue to recruit additional talent from the pharmaceutical industry to strengthen its operations, while seeking to retain senior executives as part of its acquisition strategy. Between January 1, 1996 and December 31, 1997, the Company increased its research and development staff by 103 employees, its manufacturing and operations staff by 136 employees and its sales and administrative staff by 108 employees.

         - Protect Proprietary Technology. The Company has sought and intends to continue to pursue protection for its technology in the United States and key international markets. The Company has been granted 67 U.S. patents and has filed a substantial number of applications for additional U.S. patents, as well as corresponding patent applications outside the United States, relating to the Company's technology.

INDUSTRY OVERVIEW

         The global market for OTC and prescription drugs has become more competitive and experienced other significant changes in recent years in response to increased emphasis on containing healthcare costs. These changes in the healthcare industry have also had an impact on participants in the pharmaceutical industry. In particular, healthcare providers and payors have implemented a variety of strategies to reduce the cost of medical care, including the use of drugs having greater efficacy and/or higher patient compliance, the use of generic versions of prescription and OTC drugs and the use of OTC remedies when appropriate. Pharmaceutical companies have responded to these concerns by developing treatments with improved efficacy, reduced complications and side effects, easier dosing and lower costs. In addition, many pharmaceutical companies are extending their presence in a particular therapeutic area with the introduction of non-prescription, or OTC, versions of a prescription drug.

         As pharmaceutical companies adjust to the evolving healthcare industry, they must differentiate their products in an increasingly crowded therapeutic market. To do this effectively, they must develop products or product extensions that can successfully compete in the generic and OTC market for drugs, develop products or product extensions that enhance patient compliance and brand loyalty, and accomplish this within a highly regulated and cost-constrained environment.

         The Company believes that its proprietary technologies can improve product performance and consumer acceptance of prescription pharmaceutical products. In some circumstances, the Company's CEFORM technology may be applied to develop new drug delivery forms or to produce reformulations, such as reduced dosages for the pediatric market. Application of the Company's technology to drugs reaching the end of their patent protection may permit reformulations or product extensions of such drugs which may permit new patent protection of valuable drug compounds or otherwise maintain use of the originating company's product.

         In the OTC markets, competition typically is intense since most OTC drugs do not enjoy patent protection. For this reason, several pharmaceutical companies typically compete for sales of the same or equivalent OTC drugs. Product differentiation and brand name identity are critical to marketing success in this context, and pharmaceutical companies are continually seeking new methods of distinguishing their products from those of their competitors. In addition to the use of extensive advertising, packaging innovations and flavor differences, pharmaceutical companies attempt to differentiate their OTC products using improved drug dosage formats.

         The Company believes that incorporating its rapid dissolving technology into OTC products can provide a fundamental differentiating characteristic, and a sustainable marketing advantage, for pharmaceutical companies that offer their products in this format. The Company believes that many consumers of OTC drugs will prefer its rapid dissolving tablets and granules to more conventional oral drug delivery formats, such as traditional tablets, capsules, liquid gel capsules and syrups. In particular, rapid dissolving formulations may be especially attractive to consumers who experience difficulty in swallowing conventional tablets or capsules, such as pediatric or geriatric consumers.

TECHNOLOGY AND PRODUCT APPLICATIONS

         The Company's core proprietary technologies are its CEFORM microsphere and Shearform technologies. The Company's CEFORM microsphere technology allows pharmaceutical compounds to be formulated to provide for various delivery profiles such as rapid absorption, long-acting performance, taste isolation and targeted delivery. The Company's Shearform technology can be utilized to produce rapid dissolving, chewable tablet and powder dosing pharmaceutical formulations and certain nutraceutical formulations. In addition, the Company's Shearform technology has broad applications for food product ingredients.

         CEFORM MICROSPHERE TECHNOLOGY

         The Company has focused extensive activity on developing and applying its CEFORM microsphere technology. This technology allows the Company to produce uniformly sized and shaped microspheres of pharmaceutical compounds which the Company believes demonstrate utilization and processing advantages over other drug processing and delivery technologies. The proprietary CEFORM manufacturing process produces microspheres which are almost perfectly spherical, have a diameter that is typically 150-180 microns (or approximately twice the diameter of human hair), and allow for high drug content.

         In utilization terms, independent studies have indicated that CEFORM microspheres can be formulated without loss of bioavailability for a variety of drug delivery criteria ranging from improved or faster absorption to long-acting controlled delivery products. Based on development work to date, the Company believes that a wide range of OTC and prescription drugs may be processed using its CEFORM microsphere technology and that CEFORM microspheres can be useful in taste isolation and taste masking. The flexibility of the CEFORM technology also enables CEFORM microspheres to be used in solid or liquid formulations at high dosage levels and to be incorporated into a wide range of dosage forms, including the Company's rapid dissolving formulations, such as the Flash Dose, EZ Chew and Dry Sachet/Spoon Dose formulations, as well as conventional tablets, capsules, suspensions, effervescent tablets and sachets.

         In processing terms, the Company's CEFORM microspheres can be produced using a continuous, single-step and solvent-free process which the Company believes to be available for a wide range of pharmaceutical applications and to involve a simpler manufacturing process than competing microparticle production techniques. Due to the very brief application of heat and the wide range of temperatures which can be used, even drugs which are thermally unstable may be formulated into microspheres without degradation. The Company also believes that all excipients used in the generation of CEFORM microspheres are standard Generally Recognized As Safe ("GRAS") materials. Currently, the Company can process CEFORM microspheres in batch sizes of at least 120 Kg under cGMP conditions. In its collaborative agreements, the Company typically has retained manufacturing rights to its CEFORM microspheres.

         The Company's microspheres, depending on desired release characteristics or chosen oral dosage format, can be formulated for enhanced absorption (CEFORM EA), or taste isolation (CEFORM TI), and may be further coated for controlled release (CEFORM CR), provided with an enteric coating (CEFORM EC), or combined into a "fast/slow" release combination (CEFORM EA/CR). The microspheres are then blended and/or compressed into the pre-selected oral delivery dosage format.

         - CEFORM EA represents a major advancement in Fuisz's technology. Early results of human tests indicate that Fuisz proprietary formulations for certain drugs allow the drug to be absorbed faster and/or more efficiently by the body.

         - CEFORM TI microspheres provide significant taste masking capabilities. For more complete taste isolation, extreme uniformity of the microspheres allow them to be evenly coated with a micro-thin layer of polymeric material. This material forms a physical barrier around the microsphere preventing a bitter tasting drug or burning sensation from occurring by stopping raw drug from touching the tongue or mouth. At the same time, the thinness of the coating does not significantly affect the drug's bioavailability.

         - CEFORM CR microspheres can be coated to control how, where and when a drug is released in the body. The benefits of controlled release include reducing the number of times per day a drug must be taken to maintain therapeutic levels (thus improving compliance with a doctor's orders) or maintaining sufficient amounts of drug in the blood over a longer period.

         - CEFORM EC microspheres can be coated to dissolve in the gastrointestinal tract after passage through the stomach.

         CEFORM EA/CR is the process where by the Company formulates two types of CEFORM microspheres that are combined in the same dosage format to achieve the benefits of both quick release and sustained absorption. This would be particularly useful for certain analgesics, anti-inflammatories, and cardiovascular medications.

         SHEARFORM TECHNOLOGY

         The Company's Shearform technology is used to produce matrices of saccharides, polysaccharides or other carrier materials, which are then processed into amorphous fibers or flakes and recrystallized to a predetermined level. This process is used to produce the Company's Flash Dose and other rapid dissolving formulations, as well as its Soft Chew products. The Shearform technology can also be applied to food product ingredients to provide for enhanced flavoring and performance.

         Pharmaceutical Applications

         To produce the Company's rapid dissolving formulations, a carrier material produced using the Shearform Matrix technology is processed together with a pharmaceutical compound, which may be in the form of CEFORM microspheres. The result is a microscopic crystalline floss that can be formed into a matrix in which the voids or cavities contain the active pharmaceutical compound. The floss provides adhesive properties for bonding with active pharmaceutical compounds. When placed on the tongue, the crystalline floss rapidly dissolves, leaving the active drug ingredient to be ingested or absorbed. The Company's experience indicates that the Shearform process does not change the physical or chemical characteristics of a pharmaceutical compound, and the Company expects that this would be true for most drugs.

         In addition to its application in rapid dissolving formulations, the Company believes its Shearform technology has several beneficial attributes, including (i) compatibility with pharmaceutical compounds (including CEFORM microspheres) that have been coated to mask their unpleasant taste, which is critical in a rapid dissolving formulations because the pharmaceutical compound is exposed directly to the mouth; (ii) capability of achieving high dosage levels, allowing the Company in many cases to match the range of doses available in conventional tablets or capsules; and (iii) potential availability for a wide variety of pharmaceutical compounds and for pharmaceutical combinations, such as multi-symptom cough and cold medications.

         In contrast to traditional wet granulation production techniques, the Company's Shearform matrix tablet production methods use dry granulation processes. The Company believes that its dry granulation processes are less costly than the freeze-drying and effervescent processes employed in manufacturing competing rapid dissolving tablet technologies. Because the Company's Flash Dose tablet formulations can be processed on a conventional high-speed tablet press, the Company believes that it can manufacture its rapid dissolve tablets more efficiently than other competing rapid dissolve technologies.

         The Company has developed a number of dosage formats for pharmaceutical products employing the Company's Shearform technology:

         Flash Dose. Flash Dose is a tablet that dissolves in the mouth in several seconds with or without water. The tablet can incorporate pharmaceutical compounds processed using the Company's CEFORM microsphere technology or using traditional taste-masking techniques. Flash Dose tablets can incorporate large doses of drug and can be manufactured and blister packaged on standard equipment.

         EZ Chew. EZ Chew is a chewable tablet produced through a modified Shearform matrix that dissolves in the mouth with a few chews to provide a texture and taste that consumers may find superior to conventional chewables. Like Flash Dose tablets, EZ Chew tablets use both Shearform and CEFORM technologies. The manufacturing process is similar to that of Flash Dose tablets but can incorporate an even larger drug dosage and also be packaged in conventional bottles.

         Dry Sachet/Spoon Dose. Spoon Dose is an innovative unit dosage system designed to deliver a dry powder mixture of pharmaceutical compounds into the mouth. The dosage format can be poured directly in the mouth from a foil packet, sachet, or on a spoon, and taken with or without water. Spoon Dose relies on a blend of CEFORM microspheres and various excipients to deliver a drug formulation which turns to a pleasant tasting, creamy-textured syrup when placed in the mouth. Dry Sachet/Spoon Dose systems can incorporate a broad range of drugs and compounds and are manufactured by a cost-effective process.

         Food Applications

         The Company's Shearform technology also has broad applications for improving the performance of food product ingredients. The Company's food product development efforts focus on producing long-lasting flavor systems and enhancing the performance of food ingredients such as emulsifiers, salt replacing agents and sweeteners. The Company has entered into an exclusive manufacturing and selling agreement with ConAgra, Inc. ("ConAgra") in order to promote rapid commercialization of food product ingredients incorporating the Company's technologies in North and South America. The Company is exploring similar arrangements to cover food ingredients sales in Europe and Japan.

         In confection and food applications, the Company's Shearform Matrix technology can be used to produce spheres containing flavor and sweetener which function as sustained release flavor delivery systems. The Company's sustained release flavor delivery technology has been incorporated into chewing gums, in which flavor release of 40 minutes has been achieved, a duration more than double that of typical chewing gums. This attribute is useful in conventional chewing gums, for which long lasting flavor is desirable, or in functional chewing gums, such as medicated gums, for which long-lasting flavor is essential to promote user compliance.

         Nutraceuticals

         Using the Company's Shearform technology, a range of Soft Chew products have been developed. The first product, a calcium supplement intended to reduce the risk of osteoporosis, was commercially launched in September 1997 through the Company's Pangea subsidiary. The Company expects that future products will include such items as multi-vitamins, fiber drinks, breath fresheners, as well as a matrix to be used in nutritional bars.

         Veterinary Products

         The Company's CEFORM and Shearform technologies also have applications in the veterinary drug market for companion animals. Pursuant to a collaboration with IDEXX Laboratories, Inc., ("IDEXX") a leader in the animal health field, the Company is identifying a portfolio of pharmaceutical products for companion animals which can be developed using the CEFORM technology. The Company believes that the taste elimination achievable with the Company's CEFORM microsphere technology, combined with quick oral dissolution of Flash Dose tablets, should make it easier to administer such pharmaceuticals to companion animals.

COLLABORATIVE AGREEMENTS

         The Company has agreements with a number of companies for the development of products utilizing the Company's technology and, in some instances, has entered into license agreements with such parties. In addition to its current collaborative partners, the Company is engaged in active discussions with a number of other companies to enter into similar arrangements.

         The Company's collaborative arrangements typically provide for a development project which may be followed by commercialization pursuant to a licensing arrangement. If a development project is successful, the collaborative partner may elect to proceed to commercialize the product pursuant to a definitive license agreement. Under the license agreements, the Company expects that its licensee typically will be responsible for marketing and distributing the products incorporating the Company's technology. The Company typically will retain the right to manufacture CEFORM microsphere formulations of the pharmaceutical product and, where appropriate, also will seek to secure an agreement to handle tableting manufacture of the product, applying either the Company's proprietary rapid dissolve formulations or traditional manufacturing processes. The Company's existing license agreements generally provide for a one-time license fee upon execution, certain milestone or scheduled license payments and an ongoing royalty equal to a percentage of net sales of the licensee's products utilizing the licensed technology, subject in certain cases to minimum royalty payments. The licensee typically is granted the right, which may be exclusive or coexclusive with the Company or another party, to market and in some cases to manufacture products incorporating the Company's technology for a designated class of products in a designated territory. In general, however, under existing license agreements the licensee has no contractual obligation to bring the product to market despite the Company's completion of the development and formulation phases of a project. The collaborative partner typically can terminate the development and license agreements at any time, although the agreements generally provide that any fees previously paid to the Company are non-refundable.

         The Company has collaborations with numerous pharmaceutical companies including SmithKline Beecham Corporation, Whitehall Robins Healthcare, a division of American Home Products Corporation and The Boots Company plc, for development of oral dosage formulations of OTC products. In addition, the Company has agreements for prescription products with Astra AB, Kos Pharmaceuticals Inc., Intelligent Polymers Limited, a related company of Biovail Corporation International, IDEXX Laboratories, Inc., Bayer AG, Pfizer, Inc., Merck & Co., Inc. and Hoechst Marion Roussel. In the food ingredients market, the Company has entered into an agreement with ConAgra. During 1997, revenue received from ConAgra accounted for more than 10% of the Company's total consolidated revenues.

COMMERCIALIZATION OF OTC AND PRESCRIPTION DRUGS BY THE COMPANY

         In order to pursue enhanced royalty or marketing terms over those obtainable under customary development and licensing agreements, the Company intends to develop drug formulations under its own research and development projects in markets where it believes there is strong market potential and that its technology may provide a significant competitive advantage, such as markets for ethical drugs for which patents have or are about to expire. The Company currently has 10 active Company-funded development projects covering a range of OTC and prescription pharmaceutical formulations. After carrying such projects to an appropriate development stage, the Company intends to offer companies that are seeking to maintain or expand their market share an opportunity to enter into marketing agreements covering the Company-funded products. With respect to customer-funded and Company-funded development collaborations, the Company intends to seek to retain co-marketing rights in the pharmaceutical products for sale through its own distribution channels, principally those being acquired in major European markets.

MANUFACTURING

         The Company has been actively developing its manufacturing capabilities in order to position the Company to manufacture its own and its collaborators' requirements for CEFORM microspheres and products. The Company believes that by manufacturing products incorporating its technologies, it will be able to earn greater revenue and realize production economies of scale that may not be available to a pharmaceutical company licensing the Company's technology for only one or a few products. The Company intends to leverage its retained co-marketing rights, its Company-funded projects and other proprietary technologies and its manufacturing capacity by acquiring businesses, products and marketing capabilities, primarily in overseas markets.

         The Company expanded its research and development facilities during 1997 by completing and opening three laboratories - one each in Chantilly, Virginia and Sandyford, Ireland for pharmaceuticals and one in Sterling, Virginia for food products. The Company also completed construction of a facility to support commercial scale production of certain pharmaceutical products utilizing the Company's proprietary technologies. In addition, the Company intends to expand the manufacturing plant at its Clonmel facility in Ireland by constructing commercial scale facilities for use with the Company's proprietary technologies with a planned capacity of more than two billion dosage units annually.

         The Company's Clonmel site currently includes a cGMP and FDA approved facility for both antibiotics and multipurpose pharmaceutical manufacture.

         In addition to developing manufacturing capabilities on its own, third parties or the Company's licensees may, under certain circumstances, manufacture products incorporating the Company's proprietary technologies.

RESEARCH AND DEVELOPMENT

         The Company's research and development efforts are focused on expanding the potential commercial applications of its proprietary drug and food delivery technologies. The Company expects that a significant amount of its research and development efforts will be funded by collaborative partners but intends to continue to invest in internal research and development to enhance its technology and to develop new applications. The Company received $5.4 million for client-sponsored research and development activities in 1997 (and $2.4 million and $2.0 million in 1996 and 1995, respectively) and spent $10.7 million on Company-sponsored research and development in 1997 (versus $6.3 million and $2.4 million in 1996 and 1995, respectively).

PATENTS AND PROPRIETARY RIGHTS

         The Company's policy is to aggressively protect its proprietary technology by a variety of means including applying for patents in the United States and in appropriate foreign countries. The Company has been granted 67 U.S. patents and has filed a substantial number of additional U.S. patent applications, as well as corresponding patent applications outside the United States, relating to the Company's technology.

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

GOVERNMENT REGULATIONS

         The Company's research and development activities and the manufacturing and marketing of products incorporating the Company's technology are subject to regulation by numerous governmental agencies in the United States and in other countries. In the United States, the Company expects that the U.S. Food and Drug Administration (the "FDA") will regulate the Company's products and technologies in three different categories depending on the specific product: as drugs, as dietary supplements or as food ingredients. In addition, the Company's manufacturing activities will be subject to the FDA's current Good Manufacturing Practices ("cGMP") regulations. If the Company or any of its customers fail to comply with FDA regulations, the FDA may take a variety of regulatory actions against the Company or such customers, including initiating product recalls, enjoining further sales of the product, seizing and destroying existing products, halting operations and imposing criminal liability on the manufacturer. Approval of the Company's products by regulatory authorities in countries outside the United States must be obtained prior to the commencement of marketing of such products in such countries. The requirements governing the conduct of clinical trials and product approvals vary widely from country to country, and the time required for approval may be longer or shorter than that required for FDA approval. Although there are some procedures for unified filings for certain European countries, in general, each country at this time has its own procedures and requirements.

         FDA Regulations of Drugs

         The FDA may regulate the Company's pharmaceutical products as OTC or prescription drugs, depending on the regulatory status of the drug in which the Company's technology is used. OTC drugs using the Company's products may be regulated under the OTC monograph process or the more complex and lengthy new drug application ("NDA"), depending upon the specific drug product. OTC monographs establish conditions under which a drug category is generally recognized as safe and effective ("GRASE") by the FDA for use in OTC products. Drugs listed in OTC monographs (such as aspirin, acetaminophen or antacids) that meet specified doses and labeling requirements, comply with specified testing procedures and are manufactured in compliance with cGMPs do not require a separate approval process for marketing. If the Company's OTC drug product is not covered by an OTC monograph but is demonstrated to be bioequivalent to a marketed product, the Company may petition the FDA for approval by an Abbreviated NDA ("ANDA"). Additionally, if the Company or its licensee has an existing NDA for an OTC drug such as ibuprofen, the Company may obtain market approval by filing a Supplemental NDA ("SNDA"). An SNDA or the more lengthy NDA may be required for an OTC monograph drug approval if the FDA believes that the incorporation of the Company's technology changes or reduces the drug's safety or efficacy, or where the Company has incorporated its microsphere technology to create a controlled release or extended release formulation of a current OTC monograph product.

         The Company's drug products marketed in the U.S. that are not subject to a monograph will also be regulated by the ANDA, SNDA or NDA approval processes. ANDA approval may be sufficient for new versions of drugs equivalent to an existing drug that is subject to a full NDA. In the event that there are any modifications to the drug, including changes in indication, manufacturing process, active ingredients, labeling or a change in manufacturing facility, an SNDA may be required. An SNDA may be required for reformulated pharmaceutical products (products already in the market based on an approved NDA), if the reformulated pharmaceutical product can be shown to have equivalent bioavailability (the rate and extent to which the active ingredient is absorbed from the drug product by the body and becomes available at the site of action) as compared to the approved product. Marketing of OTC or prescription drug products outside the U.S. will require the Company to comply with appropriate requirements of foreign regulatory agencies, which vary widely from country to country.

         FDA Regulation of Dietary Supplements of Vitamins and Minerals

         The Company expects that certain OTC products and nutraceuticals incorporating the Company's technology will be regulated by the FDA as dietary supplements. The applicable statute and regulations regulate among other things, the labeling and advertising of health claims and statements of nutritional support. Governments outside the United States may also have separate regulatory mechanisms for dietary supplements with which the Company will have to comply to market its products.

         FDA Regulation of Food Ingredients

         The Company's products used as food ingredients are regulated by the FDA as foods under the Federal Food, Drug and Cosmetic Act of 1938 (the "Act"), which requires that materials used in food products and the food products themselves must meet certain manufacturing, purity and labeling requirements. In addition, manufacturers of ingredients added to food must generally establish that such ingredients are Generally Recognized as Safe ("GRAS"), either through an application process or through a self-affirmation process that may be challenged by the FDA. If such requirements are met, no regulatory approval is required for foods.

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

         Good Manufacturing Practices

         The FDA has issued comprehensive, binding regulations setting forth stringent minimum cGMPs for the preparation of pharmaceuticals, food products and food ingredients. Failure to comply with cGMP regulations will subject the product, as well as the person responsible for the noncompliance, to regulatory action. Pharmaceutical cGMP requirements specify detailed criteria for personnel, buildings and facilities, equipment, control of components and drug product containers and closures, warehousing and distribution procedures, laboratory controls, records and reports and returned and salvaged drug products. Key personnel involved in the manufacture and control of drugs must have appropriate education, training and/or experience. cGMPs for food products and ingredients generally cover the sanitary practices of personnel, construction of buildings and facilities, design and care of equipment and production and process controls, and, for certain products, record keeping requirements to ensure efficient recall of foods found to be contaminated.

         The FDA conducts periodic, unannounced inspections of food and drug production facilities to ensure compliance with cGMPs. Failure to maintain compliance with cGMPs could result in regulatory action, including recall, injunction or seizure.

COMPETITION AND MARKETS

         The markets for prescription and OTC pharmaceutical products, drug delivery systems and food products are highly competitive. In the pharmaceutical market, the Company will compete with other providers of oral drug delivery systems, including rapid dissolving tablets and other delivery forms, to attract licensees. In addition, the products of the Company's licensees which incorporate the Company's technologies will compete with products of other pharmaceutical companies for sales to the ultimate consumer. Other providers of drug delivery systems and food ingredients products include major pharmaceutical and diagnostic companies, companies specializing in drug delivery technology, chemical companies, food ingredient companies, consumer food companies and other companies, universities and institutions. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company. Technological advances by the Company's competitors which result in processes or technologies superior to those of the Company could render the Company's proprietary technology obsolete or lead to competition from other companies.

         Among the technologies expected to provide competition for the Company's rapid dissolving tablets are the Zydis(R) technology developed by Scherer, which is based on a freeze dried gelatin tablet, and the OraSolv(R) technology of CIMA, which produces an effervescent tablet. The principal competitive factors in the market for rapid dissolving tablet technologies are compatibility with taste-masking techniques, dosage capacity, drug compatibility, cost and ease of manufacture and required capital investment for manufacturing. The Company believes that its rapid dissolving tablet technology competes favorably with respect to these factors. Both Scherer and CIMA have, however, preceded the Company in the market for rapid dissolving tablets and each has been successful in licensing its technology to a number of pharmaceutical companies. The Company also believes that certain pharmaceutical companies may be developing other rapid dissolving tablet technologies which might be competitive with the Company's technology. CIMA has a license from Beecham Group plc, an affiliate of SmithKline, one of the Company's collaborative partners, pursuant to which CIMA licenses certain of its technology and pays a royalty based on sales of its rapid dissolving tablets. The Company understands that technology upon which the Scherer tablets are based is owned by a subsidiary of American Home Products, the parent of Whitehall, one of the collaborative partners of the Company. As a result, both Whitehall and SmithKline may have an incentive to utilize technologies developed by the Company's competitors, although, to date, the Company does not believe these relationships have had a material adverse effect on the Company. There can be no assurance that the Company will be able to compete effectively with these technologies in either their current versions or in improved versions that might be developed. In addition, other collaborative partners of the Company may be involved in development of technologies that compete with those of the Company. One or more of these technologies could in the future provide competition for the Company's products and technologies. The Company's microsphere products will compete with commercially available

         Four of the Company's subsidiaries provide a substantial portion of their products and services in Europe. Consequently, the Company derives a significant portion of its consolidated revenues from its European operations (see "Notes to Consolidated Financial Statements").

products, such as those produced by Eurand America (a division of American Home Products), as well as taste-masked pharmaceutical products manufactured internally by pharmaceutical companies.

EMPLOYEES

         As of December 31, 1997 the Company had 411 employees, of which 155 were engaged in manufacturing and operations, 134 were engaged directly in scientific and product research and development and 122 were engaged in sales and administrative functions. Of the 411 employees, 248 were employed by the Company's international subsidiaries. All hourly employees of Clonmel are members of the Services, Industrial, Professional, Technical Union ("SIPTU") or are otherwise covered pursuant to the terms of a collective bargaining agreement with SIPTU. Management believes it maintains good relations with its employees.

EXECUTIVE OFFICERS

         The executive officers of the Company, and their ages as of December 31, 1997 are as follows:

 NAME                                              AGE     POSITION
 ----                                              ---     --------
 Richard C. Fuisz, M.D.                             58     Chairman of the Board of Directors

 Kenneth W. McVey                                   58     President and Chief Executive Officer of the Company and
                                                           Director

 S. Rao Cherukuri                                   54     Executive Vice President, General Manager, Food and
                                                           Nutraceuticals, Worldwide

 Adrian M. Gerber                                   59     Executive Vice President, Business Development and
                                                           Licensing

 Michael Myers, Ph.D.                               35     Executive Vice President, Pharmaceutical Operations

 Patrick D. Scrivens                                44     Executive Vice President, Chief Financial Officer,
                                                           Assistant Secretary and Treasurer

 James L. Wilcox                                    46     Vice President and General Counsel


         Richard C. Fuisz, M.D., founder of the Company, has served as the Chairman of the Board since 1989. Until April 1997, Dr. Fuisz was also the Company's President and Chief Executive Officer. From 1975 until 1982, Dr. Fuisz was President and Chief Executive Officer of Medcom, a publicly traded medical training company, which was subsequently acquired by Baxter Healthcare Corporation. Inventor of the Company's core technology, Dr. Fuisz founded the Company in June 1988. Dr. Fuisz received his B.S. and M.D. from Georgetown University.

         Kenneth W. McVey joined the Company in December 1996 as a director and as President and Chief Executive Officer of Fuisz International Holdings Limited, a wholly-owned subsidiary of the Company. In April 1997, Mr. McVey was also appointed as President and Chief Executive Officer of the Company. Mr. McVey has spent more than thirty years in the pharmaceutical industry. Prior to joining the Company, Mr. McVey served as President of Elan Pharma International, a division of Elan Corporation PLC ("Elan") and as Executive Vice President of Elan responsible for commercial and business development, licensing and intellectual property. He served on the Board of Directors of Elan from 1992 until 1996.

         S. Rao Cherukuri joined the Company in 1992 as Vice President, Research and Development, OTC and Consumer Products. From 1981 to 1992, Mr. Cherukuri was employed by Warner Lambert Company, a multinational pharmaceutical company, most recently as Director, Worldwide Technology, Consumer Products Research and Development. Mr. Cherukuri holds a B.S. and an M.S. from Andhra University and an M.B.A. from the University of Pennsylvania.

         Adrian M. Gerber joined the Company in February 1996 as Executive Vice President, Business Development and Licensing. In 1990 Mr. Gerber joined ALZA Corporation, a pharmaceutical company, as Executive Vice President, Business Development, and was appointed Executive Vice President, Commercial Development in 1994. In October 1995 Mr. Gerber left ALZA to form Adrian Gerber Inc., a bio-pharmaceutical business development organization. Mr. Gerber received a degree from Natal School of Pharmacy in Durban, South Africa in 1961. Mr. Gerber resigned as Executive Vice President, Business Development and Licensing on December 31, 1997.

         Dr. Michael Myers joined the Company in November 1995 as Vice President, Sustained Release. In April 1996, Dr. Myers was promoted to Executive Vice President of Pharmaceutical Operations. From 1987 to 1995, Dr. Myers worked for Elan Corporation PLC, a leading drug delivery company, most recently as Head of Pharmaceutical Development. Dr. Myers holds a B.Sc. and a Ph.D. from University College, Cork, Ireland.

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

         James L. Wilcox joined the Company in November 1995 as Vice President and General Counsel. From 1983 to 1995, Mr. Wilcox served in a number of legal and management positions at Abbott Laboratories, a leading multinational pharmaceutical company, most recently as Associate Division Counsel responsible for intellectual property and licensing. Mr. Wilcox holds a B.S. from Bowling Green State University and a J.D. from the University of Toledo College of Law.

ITEM 2.   PROPERTIES

         The Company leases approximately 105,000 square feet of laboratory, production and office space in Northern Virginia. Of the leased facilities, approximately 11,000 square feet are leased through February 2002, 17,000 square feet are leased through December 2002, and the remaining space is leased through the year 2005 with a five-year renewal option. In January 1997, the Company purchased approximately 3,000 square feet of office space in Dublin, Ireland for administrative and business development uses and entered into a lease for approximately 6,000 square feet of laboratory space outside of Dublin.

         The Company also owns two buildings through its Clonmel subsidiary in Clonmel, Ireland. One building contains approximately 48,000 square feet of cGMP manufacturing, laboratory and office space. The other building contains approximately 25,000 square feet of cGMP manufacturing space.

         The Company leases approximately 15,000 square feet of office space through its Pangea, Murat and Istoria subsidiaries in Georgia, Paris, France and Padova Italy, respectively.

         The Company believes that these facilities are adequate to meet the Company's short-term needs and that any additional required space will be available on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is currently not a party to any material legal proceedings.

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



                                                                            HIGH              LOW
                                                                            ----              ---
 Year Ended December 31, 1996:
          First Fiscal Quarter..........................................    18.17             9.83
          Second Fiscal Quarter.........................................    31.50            16.25
          Third Fiscal Quarter..........................................    19.75             9.50
          Fourth Fiscal Quarter.........................................    16.00             7.25

 Year Ended December 31, 1997:
          First Fiscal Quarter..........................................     9.50             5.62
          Second Fiscal Quarter.........................................    10.50             5.37
          Third Fiscal Quarter..........................................    16.00             8.50
          Fourth Fiscal Quarter.........................................    14.18             7.69

         According to records of the Company's transfer agent, as of March 6, 1998, the Company had approximately 267 stockholders of record. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

         The Company has never paid cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future. The Company currently intends to retain future earnings to fund the development and growth of its business.

RECENT SALES OF UNREGISTERED SECURITIES

         In consideration of the acquisition of all of the outstanding ordinary share capital of Clonmel on September 1, 1997, the Company issued one million shares of common stock of the Company to the previous shareholders of Clonmel, valued at a price of $10.65 per share (based on the weighted average of shares traded from July 25, 1997 to July 31, 1997), which are subject to a contractual restriction on transfer. The shares were issued under Regulation S of the Securities Act of 1933.

         In consideration of the acquisition of all of the outstanding stock of Istoria on October 17, 1997, the Company issued 94,406 shares of common stock of the Company to the previous shareholders of Istoria, valued at a price of $13.17 per share (based on the weighted average of shares traded from September 9, 1997 to September 15, 1997), which are subject to a contractual restriction on transfer. The shares were issued under Regulation S of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial data for the Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report. The consolidated statement of operations data for the years ended December 31, 1997, 1996 and 1995 and the consolidated balance sheet data at December 31, 1997 and 1996 are derived from the consolidated financial statements of the Company, audited by Coopers & Lybrand L.L.P., independent accountants, included elsewhere in this Report. The statement of operations data for the years ended December 31, 1994 and 1993 and the balance sheet data at December 31, 1995, 1994 and 1993 are derived from financial statements audited by Coopers & Lybrand L.L.P. that are not included herein.

                                                                   Year Ended December 31,
                                              -------------------------------------------------------------------
                                                   1997        1996        1995          1994          1993
                                                 ---------   ---------   ---------     --------     ----------
                                                              (In thousands, except per share data)
 CONSOLIDATED STATEMENT OF OPERATIONS DATA:

 Operating revenues:
  Product sales  . . . . . . . . . . . . . .    $   11,968   $      48   $      56     $     26     $       55
  Research and development . . . . . . . . .         5,390       2,426       2,002          843            616
  Licensing fees . . . . . . . . . . . . . .         4,630       5,760       3,400          500             --
  Royalties  . . . . . . . . . . . . . . . .           210         292         200           --             --
                                                 ---------   ---------   ---------     --------     ----------
    Total operating revenues . . . . . . . .        22,198       8,526       5,658        1,369            671
                                                 ---------   ---------   ---------     --------     ----------
 Operating expenses:
  Cost of sales  . . . . . . . . . . . . . .         7,807          --          --           --             --
  Research and development . . . . . . . . .        16,110       8,740       4,352        3,337          2,496
  General and administrative . . . . . . . .        12,272       8,862       4,103        4,183          3,924
  Depreciation and amortization  . . . . . .         2,439         703         387          320            314
  Other operating expenses . . . . . . . . .         4,694          --          --           --             --
                                                ----------   ---------    --------     --------     ----------
    Total operating expenses . . . . . . . .        43,322      18,305       8,842        7,840          6,734
                                                ----------   ---------    --------     --------     ----------

 Net operating loss  . . . . . . . . . . . .       (21,124)     (9,779)     (3,184)      (6,471)        (6,063)
 Net interest income (expense) . . . . . . .         1,523       2,973         (87)        (142)            64
 Cumulative effect of change in
  accounting principle . . . . . . . . . . .            --          --          --           --           (708)
                                                -----------  ---------    --------     --------      ---------

 Net loss  . . . . . . . . . . . . . . . . .    $  (19,601)  $  (6,806)   $ (3,271)    $ (6,613)     $  (6,707)
                                                ==========   =========    ========     ========      =========

 Net loss per share (basic and diluted)  . .       $ (0.92)  $   (0.35)   $  (0.34)    $  (0.69)     $   (0.70)
                                                ==========   =========    ========     ========      =========
 Weighted average shares outstanding
  (basic and diluted)  . . . . . . . . . . .        21,234      19,496       9,763        9,603          9,554
                                                ==========   =========    ========     ========      =========


                                                                            December 31,
                                              ------------------------------------------------------------------------
                                                1997         1996              1995           1994           1993
                                                ----        -----              ----            ----           ----
                                                                           (In thousands)
 CONSOLIDATED BALANCE SHEET DATA:
 Cash, cash equivalents and marketable
   securities  . . . . . . . . . . . . . .   $  88,937      $  60,500         $  32,721     $   4,288      $   2,266
 Working capital . . . . . . . . . . . . .      77,936         57,855            30,438         3,282          1,877
 Total assets  . . . . . . . . . . . . . .     170,120         69,083            34,394         6,140          3,570
 Total liabilities . . . . . . . . . . . .     109,339          4,892             2,492         4,200          2,652
 Redeemable preference shares
   of subsidiary . . . . . . . . . . . . .       1,173              -                 -             -              -
 Accumulated deficit . . . . . . . . . . .     (49,055)       (29,435)          (22,629)      (19,358)       (12,745)
 Total stockholders' equity  . . . . . . .   $  59,608      $  64,191         $  31,902     $   1,940      $     918

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

OVERVIEW

         Fuisz Technologies Ltd., a Delaware corporation, was formed on June 9, 1988 (Fuisz Technologies Ltd., together with its wholly owned subsidiaries, is referred to collectively herein as the "Company"). The Company is engaged in the development, manufacture and commercialization of its proprietary technologies for a wide range of pharmaceutical, nutraceutical and food applications. The Company's primary focus is on the commercialization of products incorporating its CEFORM microsphere technology and its Shearform technology, including controlled release and rapid dissolve over-the-counter ("OTC") and prescription (or "ethical") pharmaceuticals.

         Prior to the quarter ended September 30, 1997, the Company did not have significant commercial revenues and its efforts had been principally devoted to research and development; therefore, the Company was considered to be in the development stage. However, as a result of the Company's 1997 business acquisitions (see below) and the launch of its Soft Chew calcium supplement product, the Company's operating revenues for the quarters ended September 30, 1997 and December 31, 1997, include product sales of $2,567,000 (unaudited) and $8,668,000 (unaudited), respectively, or 87% and 75% of total operating revenues, respectively. Commencing with the quarter ended September 30, 1997, the Company is no longer considered to be in the development stage.

         During 1997, the Company significantly expanded its operations with the i) opening of offices in Dublin, Ireland for its international administrative and business development activities, ii) establishment of a research and development facility outside of Dublin, iii) completion of four business acquisitions, iv) purchase of two product licenses and v) expansion of its research and development and production facilities in Virginia. The four business acquisitions included Laboratoires Murat ("Murat"), Pangea Ltd. ("Pangea"), Clonmel Healthcare Limited ("Clonmel") and Istoria Farmaceutici ("Istoria"), which are collectively referred to herein as the "Acquired Companies." Each of the acquisitions was accounted for as a purchase and, accordingly, their operating results have been included in the Company's consolidated financial statements since the respective dates of acquisition. Three of the Acquired Companies provide a substantial portion of their products and services in Europe. Consequently, the Company derives a significant portion of its consolidated revenues from its European operations (see "Notes to Consolidated Financial Statements").

         The Company has not been profitable to date, on a full fiscal year basis, and expects to incur additional losses in the near term, primarily due to the continuation of its research and development activities and the expansion of its manufacturing operations.

RESULTS OF OPERATIONS

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         Operating revenues were $22,198,000 for 1997, compared to $8,526,000 for 1996, an increase of $13,672,000, or 160%. The revenue increases were primarily due to the inclusion of $11,968,000 of product sales from the Acquired Companies occurring after the respective dates of acquisition. The Company expects revenues from product sales to increase in 1998, reflecting full year revenues from the Acquired Companies, and revenues from the acquisition of Dr. Rentschler GmbH & Co. Medizin KG in 1998 (see below). The 1997 revenue increases over 1996 were also due to increases in development fees due to the Company's additional collaborative development agreements.

         Cost of sales was $7,807,000 for 1997, with no corresponding amount for 1996. The increase was due to the inclusion of the cost of product sales by the Acquired Companies. The Company expects that cost of sales will further increase in 1998, reflecting full year cost of sales of the Acquired Companies.

         Research and development expenses were $16,110,000 for 1997, compared to $8,740,000 for 1996, an increase of $7,370,000, or 84%. The increases were primarily due to increases in research personnel and materials and supplies necessary to support the Company's additional development and license agreements and the Company's continued emphasis on developing its own product applications.

         General and administrative expenses were $12,272,000 for 1997, compared to $8,862,000 for 1996, an increase of $3,410,000, or 38%. The increases were primarily due to increases in personnel and expanded administrative activities primarily associated with the operations of the Acquired Companies and the start-up of the international facilities in Ireland. General and administrative expenses for 1996 included $3,000,000 of noncash compensation expense related to stock granted in the fourth quarter of 1996 (see below). The Company expects that general and administrative expenses will increase in 1998 as a result of the inclusion of a full year of expenses from the Acquired Companies.

         Other operating expenses for 1997 represent the effect of two, one-time, nonrecurring charges totaling $4,694,000. There is no corresponding amount for 1996. The Company recorded a one-time non-recurring charge of $2,400,000 in the second quarter of 1997 arising from the settlement of certain litigation against the Company. The Company recorded a one-time noncash charge of $2,294,000 in the third quarter of 1997 relating to certain stock warrants exercisable at $25 per share and issued pursuant to the Company's collaborative agreement with ConAgra, Inc.

         Net interest income was $1,523,000 for 1997, compared to $2,973,000 for 1996, a decrease of $1,450,000, or 49%. The decrease in net interest income for 1997 was primarily due to a decrease in the average balances of funds available for investment.

         As a result of the foregoing, the net loss was $19,601,000 for 1997 compared to a net loss of $6,806,000 for 1996.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

         Operating revenues were $8,526,000 for 1996 compared to $5,658,000 for 1995, an increase of $2,868,000, or 51%. The increase was primarily due to development and licensing fees attributable to additional development and licensing agreements entered into by the Company.

         Research and development expenses were $8,740,000 for 1996 compared to $4,352,000 for 1995, an increase of $4,388,000, or 101%. The increase was primarily due to increases in research personnel and facility expansion to support the Company's additional development and license agreements and the Company's increased emphasis on developing its technologies and products.

         General and administrative expenses were $8,862,000 for 1996 compared to $4,103,000 for 1995, an increase of $4,759,000, or 116%. The increase was primarily due to $3,000,000 of noncash compensation expense related to stock granted in the fourth quarter of 1996 to the newly named President and CEO of Fuisz International Holdings Limited, expanded administrative and business development activities, both domestically and abroad, and patent filing costs.

         Net interest income was $2,973,000 for 1996 compared to net interest expense of $87,000 for 1995, an increase in net interest income of $3,060,000. The increase in net interest income was primarily due to funds generated from the Company's IPO and the Secondary Offering of the Company's common stock in April 1996 which were available for investment in 1996.

         As a result of the foregoing, the net loss was $6,806,000 for 1996, compared to a net loss of $3,271,000 in 1995.

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

         On October 22, 1997, the Company privately placed $75.0 million aggregate principal amount of 7% Convertible Subordinated Debentures (the "Debentures") due October 15, 2004, which were resold under Rule 144A and Regulation S of the Securities Act of 1933. The Company received net proceeds of approximately $72.8 million related to the sale of the Debentures. The Debentures are convertible into the Company's common stock at the option of the holder at any time at or before maturity, unless previously redeemed, at $13.25 per share, subject to adjustment upon the occurrence of certain events. The Debentures are subordinated to the Company's present and future Senior Indebtedness (as defined) and interest is payable semiannually. The Company intends to use the net proceeds from the sale of the Debentures for acquisition of businesses, products and marketing and distribution capabilities, and the funding of capital expenditures, working capital (which may include interest payments on the Debentures) and general corporate purposes.

         As of December 31, 1997, the Company's portfolio of cash and marketable securities totaled $88.9 million (including $10.3 million which is pledged as collateral for the installment notes issued in connection with the purchase of Clonmel), compared to $60.5 million as of December 31, 1996. Major uses of cash during 1997 included $8.0 million for the Company's acquisitions (see above), $2.4 million in product license acquisitions, $14.9 million in capital expenditures (including deposits made related thereto) and $16.1 million of research and development expenses.

         On March 12, 1998, the Company completed the acquisition of all the issued and outstanding equity interests of Dr. Rentschler GmbH & Co. Medizin KG ("Dr. Rentschler"), a subsidiary of Dr. Rentschler Arzneimittel GmbH & Co., a pharmaceutical sales and distribution company based in Laupheim, Germany, for an aggregate price of DM 35.0 million (approximately $19.2 million) in cash. During the next several years, the Company will periodically evaluate additional acquisitions of businesses, products and technologies that extend or enhance the Company's current business and line of products.

         During 1998, the Company anticipates capital expenditures ranging from $17.0 to $19.0 million. Such expenditures will be used to further expand and improve the Company's laboratory and production facilities in both Virginia and Ireland.

         The Company has a $15.0 million equipment leasing line of credit (the "Equipment LOC") with an outside group of lenders. The Equipment LOC is available through June 30, 1999, provides equipment financing under three- or four-year operating leases, and may be utilized to finance a portion of the 1998 capital expenditures mentioned above. Through December 31, 1997, the Company has financed approximately $3.3 million of equipment under the Equipment LOC.

         The Company's long-term debt consists of notes payable of $92.7 million as of December 31, 1997. Notes payable is comprised of $75.0 million related to the Debentures, $11.1 million related to the Clonmel installment notes, net of discount, and $6.6 million related to term loans and other long-term obligations, net of discount. Maturities of notes payable during 1998, excluding maturities which are being financed, will be approximately $2.6 million. The Company has available international banking lines of credit totaling approximately $2.4 million for short-term financing.

         The Company expects to continue to incur substantial expenses related to further research and development of its technologies and products, increased staffing levels, acquisition and support of patent rights, additional capital equipment for research and development activities and facility expansion.

         The Company expects to incur additional losses in the near term. The Company expects that, at least for the near term, its revenues will be derived principally from product sales, development and license fees and, to a lesser extent, royalties from collaborative partners. In addition, pending disbursement for capital expenditures and working capital, the Company expects to realize income from the investment of the funds generated in its public offerings and convertible debt offering. The Company believes that the currently available funds and internally generated cash flow will be adequate to meet the Company's cash needs through 1999.

         The Company's capital needs, however, will depend on many factors, including revenues from product sales, continued progress in the research and development of the Company's technologies, the ability of the Company to establish and maintain additional collaborative agreements with others and the terms thereof, payments received from collaborative partners under research and development agreements, the cost involved in filing and enforcing patent claims, and the status of competitive products and other factors. If the Company's currently available funds and internally generated cash flow are not sufficient to satisfy its financing needs, the Company would be required to seek additional funding through other arrangements with collaborative partners, through bank borrowings and through public or private sales of its securities, including equity securities. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms, if at all.

RECENTLY ISSUED ACCOUNTING STANDARDS

         The Financial Accounting Standards Board has issued two new standards which are effective for reporting periods beginning after December 15, 1997. Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," requires additional disclosures with respect to certain changes in assets and liabilities that previously were not required to be reported as results of operations for the period. The Company will begin making the additional disclosures required by SFAS No. 130 in the first quarter of 1998. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires financial and descriptive information with respect to "operating segments" of an entity based on the way management makes internal operating decisions. The Company will begin making the disclosures required by SFAS No. 131 with financial statements for the period ending December 31, 1998.

IMPACT OF YEAR 2000

         The Company is developing plans to address the possible exposures related to the impact on its computer systems of the Year 2000. Key financial, information and operational systems are being assessed and plans are being developed to address system modifications required by December 31, 1999. The financial impact of making the required systems changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows. There can be no assurance, however, that the Company will be able to identify all aspects of its business that are subject to Year 2000 problems, or identify Year 2000 problems of customers or suppliers that affect the Company's business. There also can be no assurance that the Company's software vendors are correct in their assertions that the software is Year 2000 compliant or that the Company's estimate of the cost of systems preparation for Year 2000 compliance will prove ultimately to be accurate.

                                 RISK FACTORS

         The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for 1998 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

LEVERAGE

         The Company's indebtedness is significant in relation to its stockholders' equity. Such debt accounted for approximately 60% of the Company's total capitalization as of December 31, 1997. Prior to its recent acquisitions, the Company's revenues have been generally limited to non-recurring research and development fees and license fees pursuant to the Company's collaborative agreements and not from product sales. The annual interest expense to the Company relating to the Debentures will be $5,250,000 (assuming none of the Debentures has been converted). There can be no assurance that the Company's revenue stream and earnings will be sufficient to enable the Company to cover its interest obligations on the Debentures or to enable it to repay principal upon maturity of the Debentures.

HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT

         The Company has incurred net losses in each year since its inception, including net losses of approximately $19.6 million during the year ended December 31, 1997. These losses have resulted in an accumulated deficit of $49.1 million at December 31, 1997. The Company expects to incur additional losses in the near term.

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

PRODUCTS IN DEVELOPMENT STAGE

         Currently, the Company's Soft Chew calcium supplements are the only commercially available products utilizing the Company's proprietary technology, and the Company has not realized significant revenues from sales or royalties of products incorporating its proprietary technologies. Most of the Company's potential product applications are in the research or development stage. Since inception, the Company's operating revenue has consisted principally of research and development fees and license fees. To achieve profitable operations, the Company, alone or with others, must successfully complete development of its products, obtain any necessary regulatory approvals, complete manufacturing scale-up and introduce and market its products.

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

ACQUISITION RISKS

         One element of the Company's strategy is to capitalize on retained co-marketing rights by acquiring marketing and distribution organizations with existing product sales that the Company believes have been or in the near term will be financially self-sufficient and which it believes will serve as a platform to sell products incorporating the Company's proprietary technologies. The Company has consummated five acquisitions since the beginning of 1997 and may consider additional transactions in the future. There can be no assurance that any such transaction will be completed, that completed acquisitions will be successfully integrated or that, once integrated, such acquisitions will achieve levels of revenue, profitability or productivity comparable to those historically achieved by such acquired businesses or products or otherwise perform as expected. Acquisitions involve special risks, including risks associated with unanticipated liabilities and contingencies, diversion of management attention and possible adverse effects on earnings resulting from increased goodwill amortization, increased interest costs, the issuance of additional securities and difficulties related to the integration of the acquired business or products. There can be no assurance that acquired entities will generate positive cash flows and/or profits. Four of the businesses acquired by the Company are located in Europe. Foreign acquisitions may subject the Company to the further risks of assimilating differences in foreign business practices, hiring and retaining qualified personnel, overcoming language barriers, limiting asset transfers, changes in foreign regulations and political turmoil. There can be no assurance that the Company will be able successfully to identify additional suitable acquisition candidates, complete additional acquisitions or successfully integrate acquired businesses into its operations. The failure to integrate acquired businesses into its operations could have a material adverse effect on the Company's business, financial condition and results of operations, including cash flow.

LIMITED MANUFACTURING EXPERIENCE; RISK OF MANUFACTURING SCALE-UP

         Products incorporating the Company's CEFORM or Shearform technology have not been manufactured by the Company or by its collaborative partners on a commercial scale and, to date, the Company has had limited commercial experience with its nutraceutical products, which have been manufactured by third parties in limited quantities. The Company currently plans to retain rights to manufacture commercial quantities of pharmaceutical compounds processed using the Company's CEFORM microsphere technology and to conduct other manufacturing operations. Prior to the Company's recent acquisition of Clonmel, the Company had limited experience manufacturing pharmaceutical products for commercial purposes. The Company intends to use Clonmel's facilities in Ireland for manufacturing activities and is currently taking steps to expand this facility so that it may be used to manufacture products employing the Company's proprietary technology. There can be no assurance that manufacturing and control problems will not arise as the Company begins to scale up manufacturing facilities or that manufacturing can be scaled up in a timely manner or at a commercially reasonable cost to enable production in sufficient quantities. Failure by the Company to successfully develop commercial-scale manufacturing facilities and develop in a timely manner or at a commercially reasonable cost the facilities necessary to manufacture products utilizing the Company's technology will have a material adverse effect on the Company. If such manufacturing or control problems arise or if the Company is not able to successfully scale-up manufacturing in a timely or cost effective manner for any reason, the Company's business could be materially adversely affected.

         As part of the Company's strategy, the Company seeks to manufacture products incorporating the Company's technologies and has been expanding its manufacturing capabilities. In the past the Company has entered into license agreements that grant the Company's collaborative partners the exclusive right to utilize the Company's technology to manufacture, or to sublicense the right to manufacture, the pharmaceutical products covered by such license agreements, other than the right to manufacture CEFORM microspheres (which right generally is retained by the Company on an exclusive basis). There can be no assurance that the Company's collaborative partners will contract with the Company to manufacture licensed products using the Company's technology. Failure of the Company's collaborative partners to contract with the Company for the manufacture of products could have a material adverse effect on the Company's business, financial condition or results of operations.

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

DEPENDENCE UPON COLLABORATIVE PARTNERS; POTENTIAL CONFLICTS OF INTEREST

         Although the Company intends to develop and commercialize certain of its own products, the Company also has and anticipates that it will continue to enter into collaborative arrangements with other companies, which will market and manufacture products incorporating the Company's technologies. The Company's prospects are, therefore, in part dependent upon the Company's ability to attract and retain collaborative partners and to develop products and manufacturing processes that meet the requirements of such collaborative partners. There can be no assurance that the Company's existing or future collaborative arrangements will result in successful product commercialization. In addition, the Company is applying significant resources to Company-funded development of products for which it later intends to seek collaborative partners. There can be no assurance that the Company will be able to enter into collaborative agreements with respect to such Company-funded projects.

         The amount and timing of resources which the parties to collaborative arrangements with the Company devote to these activities is not within the control of the Company. If any of the Company's collaborators breaches or terminates its agreement with the Company or otherwise fails to conduct its collaborative activities in a timely manner, the development or commercialization of the product candidate or research program under such collaborative agreement may be delayed, and the Company may be required to devote unforeseen additional resources to such development or commercialization, or terminate such programs. The termination of collaborative arrangements could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that disputes will not arise in the future with respect to the ownership or rights to any technology developed with third parties. These and other possible disagreements between collaborators and the Company could lead to delays in the collaborative research, development or commercialization of certain product candidates, or could require or result in litigation or arbitration, which would be time consuming and expensive and would have a material adverse effect on the Company's business, financial condition and results of operations. The Company will also be dependent upon the testing, regulatory approval and marketing efforts and, in certain cases, the manufacturing capabilities of its collaborative partners. The Company anticipates that most licensees will be given the exclusive or co-exclusive right to market products incorporating the Company's technologies for a particular class of products for a particular territory. The amount and timing of resources to be devoted by the Company's collaborators to marketing are not within the control of the Company and there can be no assurance that the Company's existing collaborative efforts will result in the commercialization of products.

         In addition, the Company's collaborators may develop, either alone or with others, products that compete with the development and marketing of the Company's product candidates. Competing products, either developed by the Company's collaborators or to which the collaborators have rights, may result in the Company's collaborators withdrawing research, development or marketing support with respect to all or a portion of the Company's technology, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

LIMITED MARKETING AND SALES EXPERIENCE

         Prior to the Company's recent acquisitions of Pangea, Murat, Clonmel and Istoria, the Company had no marketing and sales experience. To date, the only commercially available product incorporating the Company's proprietary technology is a Soft Chew calcium supplement which is currently being distributed by Pangea. There can be no assurance that the Company will be able to successfully integrate the sales and marketing resources of its subsidiaries into its current operations. Pangea's sales and marketing system involves independent sales representatives who purchase products from the Company. The Company, therefore, has limited control over actual sales activities. There can be no assurance that Pangea or the Company's other recently acquired subsidiaries will provide adequate sales and distribution networks for the Company's products. The Company may require additional capital and/or third party commitments to effectively sell and market the Company's products.

RISKS INHERENT IN INTERNATIONAL OPERATIONS

         On a pro forma basis, giving effect to the Company's recent acquisitions of Pangea, Murat, Clonmel and Istoria, the Company's international operations accounted for 73% of consolidated net revenues for the year ending December 31, 1997 and 79% for the year ended 1996. The Company has made significant investments in its European subsidiaries and may make additional acquisitions outside the United States. As such, the Company's financial results could be adversely affected by fluctuations in foreign exchange rates. Fluctuations in the value of foreign currencies affect the dollar value of the Company's net investment in foreign subsidiaries, with this fluctuation being included in a separate component of stockholders' equity. Operating results of foreign subsidiaries are translated into U.S. dollars at average monthly exchange rates. In addition, the U.S. dollar value of transactions based in foreign currency (collection on foreign sales or payments for foreign purchases) also fluctuates with exchange rates. At present, the Company's largest foreign currency exposure results from activity in Irish pounds, French francs and Italian lire.

         Foreign operations may subject the Company to the further risks of assimilating differences in foreign business practices, hiring and retaining qualified personnel, overcoming language barriers, limiting asset transfers, changes in foreign regulations and political turmoil.

CONSUMER ACCEPTANCE OF NEW TABLET FORM

         Rapid dissolving tablets, a significant product application for the Company's technology, represent a relatively new drug delivery format that has had limited commercial exposure. As a consequence, the Company's revenues will be dependent upon ultimate consumer acceptance of the Company's rapid dissolving tablets as an alternative to conventional oral dosage forms. In particular, the commercial success of the Company's rapid dissolving tablet form will depend on whether consumers will pay more for, or buy more of, a pharmaceutical product marketed in this format and whether this consumer appeal will make it economical for the Company's collaborative partners to license the Company's technology or to pursue commercialization of products utilizing this drug delivery format.

COMPETITION AND TECHNOLOGICAL CHANGE

         The Company operates in a highly competitive and rapidly evolving field, and new developments are expected to continue at a rapid pace, especially in the drug delivery market. Competition from large pharmaceutical, nutraceutical, food, consumer product and industrial companies including its collaborators, joint ventures, academic institutions and other public and private research organizations is expected to be intense. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company and many have substantially greater experience in conducting clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical, nutraceutical, food and other commercial products.

PATENTS AND PROPRIETARY RIGHTS

         The Company's success depends in large part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The Company has been granted 67 U.S. patents and has filed a substantial number of applications for additional U.S. patents, as well as corresponding patent applications outside the United States, relating to the Company's technologies. There can be no assurance that any of the pending patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any patents issued to the Company will provide the Company with competitive advantages or will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating the Company's technologies. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of the Company's products or, if patents are issued to the Company, design around the Company's patents. Any of the foregoing actions or results could have a material adverse effect on the Company.

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

         In addition, governments outside the United States will each have their own set of regulatory standards, and possibly regulatory approvals, with which the Company or its collaborators must comply to market products incorporating the Company's technologies. Any failure to comply with such standards, or to obtain such approvals, would adversely affect the Company.

         The Company is also subject to numerous environmental and safety laws and regulations. Any violation of, and the cost of compliance with, these regulations could adversely impact the Company's operations.

FINANCING REQUIREMENTS AND ACCESS TO CAPITAL

         Implementation of the Company's business strategy will require significant expenditures of capital. The Company believes that the currently available funds and internally generated cash flow will be sufficient to meet its operating needs through the end of 1999. The Company's ability to meet its future capital requirements, however, will depend on many factors, including the ability of the Company to establish and maintain existing collaborative arrangements and establish and maintain new collaborative arrangements with others; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; complying with regulatory requirements; competing technological and market developments; changes in the Company's existing research relationships; and the effectiveness of product commercialization activities and arrangements. In addition, if the Company elects, or is required by its collaborative partners, to engage in significant commercial-scale manufacturing beyond its current plans, to conduct significant marketing activities, or to seek, independent of its collaborative partners, regulatory approvals for its products, the Company will require substantial funds for these purposes. If the Company's currently available funds and internally generated cash flow are not sufficient to satisfy its financing needs, the Company would be required to seek additional funding through other arrangements with corporate collaborators, through bank borrowings or through public or private sales of its securities, including equity securities. Any such collaboration could result in limitations on the Company's ability to control the research, development and commercialization of resulting products, if any, as well as its profits therefrom. In addition, the terms of any future bank borrowings could place restrictions on the Company's ability to take certain actions, and any equity financing could result in dilution to the Company's stockholders. The Company does not currently have any committed sources of additional capital.

PRODUCT LIABILITY AND INSURANCE

         The development and sale of products in the pharmaceutical, nutraceutical and food areas involve an inherent risk of product liability claims. There can be no assurance that product liability claims will not be filed against the Company for products sold by others that incorporate the Company's technologies or that such companies would not seek indemnification or other relief from the Company for any such claims brought against them. In addition, there can be no assurance that product liability claims will not be filed directly against the Company with respect to products manufactured by it. A product liability claim could have a material adverse effect on the business or financial condition of the Company. The Company currently maintains product liability insurance in amounts which it believes are appropriate. There can be no assurance, however, that product liability insurance will continue to be available to the Company in the future on acceptable terms, if at all, or that, if available, the coverages will be adequate to protect the Company against future product liability claims.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements are filed as a part of this report:

                                                                                                  Page
                                                                                                  ----
 Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-2
 Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-3
 Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-4
 Consolidated Statements of Stockholders' Equity . . . . . . . . . . . . . . . . . . . . . . .     F-5
 Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-6
 Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . .     F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

         Those portions of the Company's definitive proxy statement, to be filed with the Commission on or about April 9, 1998 (the "Proxy Statement") appearing under the caption (i) "Election of Directors," beginning with the subsection "Nominees" up to, but not including the subsection "Committees and Board Meetings" and (ii) "Section 16(a) Beneficial Ownership Reporting Compliance" are incorporated herein by reference.

         Information regarding executive officers of the Company is located under the caption "Executive Officers" appearing at Part I, Item 1 of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

         Those portions of the Proxy Statement appearing under the caption (i) "Executive Compensation," up to, but not including "Report of the Compensation Committee on Executive Compensation," (ii) "Compensation Committee Interlocks and Insider Participation" and (iii) " Directors Compensation" are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         That portion of the Proxy Statement appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         That portion of the Proxy Statement appearing under the caption "Compensation Committee Interlocks and Insider Participation" is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) 1.  FINANCIAL STATEMENTS

         The following financial statements are filed as a part of this report:

                                                                                                  Page
                                                                                                  ----
 Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-2
 Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-3
 Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-4
 Consolidated Statements of Stockholders' Equity . . . . . . . . . . . . . . . . . . . . . . .     F-5
 Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-6
 Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . .     F-7

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

        3.1*      -   Fourth Amended and Restated Certificate of Incorporation of the Registrant, as
                      amended.
        3.2*      -   Certificate of Amendment of the Certificate of Incorporation of the
                      Registrant.
        3.3*      -   Amended and Restated Bylaws of the Registrant.
        4.1           Indenture, dated as of October 17, 1997, between the
                      Company and the Bank of New York. (Filed as Exhibit 4.2
                      with the Company's registration statement on Form S-3,
                      Registration No. 333-41037)
        4.2           Registration Rights Agreement, dated as of October 22,
                      1997, by and among the Company, Smith Barney Inc., Credit
                      Suisse First Boston Corporation and Lehman Brothers,
                      Inc. (Filed as Exhibit 4.3 with the Company's
                      registration statement on Form S-3, Registration No.
                      333-41037).
        10.1*#    -   1991 Stock Option Plan.
        10.1A*#   -   Amendment to 1991 Stock Option Plan.
        10.2*#    -   1994 Stock Incentive Plan, as amended.
        10.3*#    -   1994 Director Stock Option Plan, as amended.
        10.4*#    -   1994 Employee Stock Purchase Plan, as amended.
        10.5*     -   Warrants issued to Edgewater Private Equity Fund L.P. and John Pappajohn,
                      dated June 14, 1994.
        10.6*     -   1995 Common Stock Purchase Warrants.
        10.7*     -   Lease Agreements between Avion (Fairfax) Associates, L.P. and the Company, each dated December 10, 1993.
        10.8*     -   Lease Agreement by and between Avion (Fairfax) Associates, L.P. and the
                      Company, dated July 19, 1995.
        10.9      -   Sublease Agreement by and between Global Mail, Ltd. and the Company, dated
                      February 10, 1997.
        10.10*#   -   Employment Agreement between Patrick D. Scrivens and the Company, dated
                      October 19, 1994. (Filed as Exhibit 10.20 with the Company's registration statement on Form S-1, Registration No. 33-99092).
        10.11+#   -   Employment Agreement between Kenneth W. McVey and the Company, dated December
                      16, 1996.
        10.12+#   -   Employment Agreement between Adrian M. Gerber and the Company, dated December
                      7, 1995
        10.13+#   -   Employment Agreement between Michael Myers and the Company, dated October 24,
                      1995.
        10.14     -   Lease Agreement by and between Avion (Fairfax) Associates, L.P. and the
                      Company, dated January 17, 1997
        10.15     -   Stock Purchase Agreement for the acquisition of Pangea, Ltd. dated May 20,
                      1997.
        10.16     -   Share Purchase Agreement for the acquisition of Clonmel Healthcare Limited dated July 29, 1997.
        10.17     -   Warrant Agreement with ConAgra, Inc. (to be filed by amendment)
        10.18#    -   Amendments to the 1994 Director Stock Option Plan, 1994 Employee Stock
                      Purchase Plan and 1994 Stock Incentive Plan of the Company
        10.19     -   Deed of Lease Agreement by and between Shaw Road Business Park, L.L.C., dated
                      January 30, 1998.
        10.20#    -   Resignation Agreement between Adrian M. Gerber and the Company, dated January
                      12, 1998.
        10.21#    -   Executive Management Bonus Incentive Plan
        21.1      -   Subsidiaries of the Registrant.
        23.1      -   Consent of Coopers and Lybrand L.L.P.
        27.1      -   Financial Data Schedule.

--------------------
* Incorporated by reference to the Company's registration statement on Form S-1, Registration No. 33-99092.

#  Management contract or compensatory plan.

+ Incorporated by reference to the Company's 1996 annual report on Form 10-K, Comm. File No. 0-27082, filed March 31, 1997.

         (b) REPORTS ON FORM 8-K

         Current report on Form 8-K/A, dated October 3, 1997, amending previous filing a Form 8-K, filed September 3, 1997, regarding the Acquisition of all of the issued ordinary share capital of Clonmel Healthcare Ltd., by providing financial statements of Clonmel.

         Current report on Form 8-K, dated October 20, 1997, regarding Acquisition of Istoria Farmaceutici.

         Current report on Form 8-K, dated October 23, 1997, regarding Private Placement of $75.0 million aggregate principal amount of the 7% Convertible Subordinated Debentures due 2004

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FUISZ TECHNOLOGIES LTD.


                                        By:     /S/
                                            -----------------------------------
                                            Kenneth W. McVey
                                            Chief Executive Officer

         Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.




 March 31, 1998                                           By:        /S/
                                                               ----------------------------------------
                                                               Kenneth W. McVey
                                                               Chief Executive Officer

 March 31, 1998                                           By:        /S/
                                                               ----------------------------------------
                                                               Patrick D. Scrivens
                                                               Chief Financial Officer

 Directors:

 March 31, 1998                                                     /S/
                                                          ------------------------------------------------
                                                              Richard C. Fuisz, M.D.

 March 31, 1998                                                     /S/
                                                          ------------------------------------------------
                                                              John R. Fuisz

 March 31, 1998                                                    /S/
                                                          ------------------------------------------------
                                                              Louis Lauer

 March 31, 1998                                                     /S/
                                                          ------------------------------------------------
                                                              Antone J. Lazos

 March 31, 1998                                                    /S/
                                                          ------------------------------------------------
                                                              Kenneth W. McVey

 March 31, 1998                                                    /S/
                                                          ------------------------------------------------
                                                              Donald E. O'Neill

 March 31, 1998                                                    /S/
                                                          ------------------------------------------------
                                                              Fredrik C. Schreuder

 March 31, 1998                                                    /S/
                                                        ------------------------------------------------
                                                              Daniel Tierney

                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                        PAGE
                     Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-2
                     Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-3
                     Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-4
                     Consolidated Statements of Stockholders' Equity . . . . . . . . . . . . . . . . . . . . . . . .    F-5
                     Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-6
                     Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . .    F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
FUISZ TECHNOLOGIES LTD.

  We have audited the accompanying consolidated balance sheets of Fuisz Technologies Ltd. and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fuisz Technologies Ltd. and its subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                        COOPERS & LYBRAND L.L.P.

McLean, Virginia
February 25, 1998

                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)


                                                                                                        DECEMBER 31,
                                                                                                   ----------------------
                                                                                                     1997          1996
                                                                                                   ---------     --------
                                                     ASSETS
             Current assets:
                 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   5,548     $   5,282
                 Marketable securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      73,134        55,218
                 Accounts receivable, trade  . . . . . . . . . . . . . . . . . . . . . . . . . . .      10,237         1,997
                 Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,375            --
                 Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,263           250
                                                                                                     ---------     ---------
                    Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      95,557        62,747
             Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10,255            --
             Property, plant and equipment, net  . . . . . . . . . . . . . . . . . . . . . . . . .      22,941         4,958
             Intangibles, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      34,883           116
             Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,484         1,262
                                                                                                     ---------     ---------
                    Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 170,120     $  69,083
                                                                                                     =========     =========

                             LIABILITIES, REDEEMABLE PREFERENCE SHARES AND STOCKHOLDERS' EQUITY

             Current liabilities:
                 Lines of credit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   1,042     $      --
                 Current portion of notes payable  . . . . . . . . . . . . . . . . . . . . . . . .       2,605            --
                 Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9,047         2,470
                 Accrued liabilities and other . . . . . . . . . . . . . . . . . . . . . . . . . .       4,305         1,051
                 Deferred revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         622         1,371
                                                                                                     ---------     ---------
                    Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . .      17,621         4,892
             Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      90,055            --
             Deferred revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,131            --
             Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         532            --
                                                                                                     ---------     ---------
                    Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     109,339         4,892
                                                                                                     ---------     ---------

             Commitments and contingencies

             Redeemable preference shares of subsidiary  . . . . . . . . . . . . . . . . . . . . .       1,173            --
                                                                                                     ---------     ---------

             Stockholders' equity:
               Preferred stock, par value $.01 per share; authorized 1,000,000 shares;
                  none issued or outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . .          --            --
               Common stock, par value $.01 per share; authorized 50,000,000 shares;
                  issued and outstanding 22,189,462 and 20,684,529 shares,  respectively . . . . .         222           207
               Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     109,332        93,419
               Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (49,055)      (29,435)
               Cumulative foreign currency translations  . . . . . . . . . . . . . . . . . . . . .       (891)            --
                                                                                                      --------     ---------
                  Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . .      59,608        64,191
                                                                                                      --------     ---------
                  Total liabilities, redeemable preference shares and stockholders' equity            $170,120     $  69,083
                                                                                                      ========     =========

 The accompanying notes are an integral part of these consolidated financial statements.

                  FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                            FOR THE YEARS ENDED
                                                                                               DECEMBER 31,
                                                                                 -------------------------------------------
                                                                                    1997             1996           1995
                                                                                 ----------       ----------     -----------
             Operating revenues:
                 Product sales ...........................................         $  11,968       $      48      $      56
                 Research and development ................................             5,390           2,426          2,002
                 Licensing fees ..........................................             4,630           5,760          3,400
                 Royalties ...............................................               210             292            200
                                                                                   ---------       ---------      ---------
                    Total operating  revenues ............................            22,198           8,526          5,658
                                                                                   ---------       ---------      ---------
             Operating expenses:
                 Cost of sales ...........................................             7,807              --             --
                 Research and development ................................            16,110           8,740          4,352
                 General and administrative ..............................            12,272           8,862          4,103
                 Depreciation and amortization ...........................             2,439             703            387
                 Other operating expenses ................................             4,694              --             --
                                                                                   ---------       ---------      ---------
                    Total operating expenses .............................            43,322          18,305          8,842
                                                                                   ---------       ---------      ---------
             Net operating loss ..........................................          (21,124)         (9,779)        (3,184)
                                                                                   ---------       ---------      ---------
             Other income (expense):
                 Interest income .........................................             3,013           2,977            193
                 Interest expense ........................................           (1,490)             (4)          (280)
                                                                                   ---------       ---------      ---------
                    Total other income (expense) .........................             1,523           2,973           (87)
                                                                                   ---------       ---------      ---------
             Net loss ....................................................         $(19,601)       $ (6,806)      $ (3,271)
                                                                                   =========       =========      =========

             Net loss per share (basic and diluted) ......................         $  (0.92)       $  (0.35)      $  (0.34)
                                                                                   =========       =========      =========
             Weighted average shares outstanding (basic and diluted) .....            21,234          19,496          9,763
                                                                                   =========       =========      =========





  The accompanying notes are an integral part of these consolidated financial statements.

                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                CONVERTIBLE
                                              PREFERRED STOCK            COMMON STOCK           TREASURY STOCK
                                              ---------------            ------------           --------------        ADDITIONAL
                                                                                                                       PAID-IN
                                            SHARES       AMOUNT       SHARES      AMOUNT      SHARES    AMOUNT         CAPITAL
                                            ------       ------       ------      ------      ------    ------         -------
Balance, December 31, 1994 ..............    1,323,356  $   13,233    8,794,368   $  87,945          --   $      --   $ 21,521,940
Issuance of warrants in connection with
    debt financing ......................           --          --           --          --          --          --        224,000
Initial public offering of Common
    Stock, $8.00 per share,
    net of expenses .....................           --          --    4,125,000      41,250          --          --     29,743,783
Conversion of Series A, B, C and D
    Convertible Preferred Stock .........  (1,323,356)    (13,233)    4,621,845      46,218          --          --       (32,985)
Conversion of Convertible
    Subordinated Notes ..................           --          --      497,774       4,977          --          --      2,995,023
Amortization of deferred compensation ...           --          --           --          --          --          --             --
Net loss ................................           --          --           --          --          --          --             --
                                            ----------  ----------   ----------   ---------   ---------   ---------   ------------
Balance, December 31, 1995 ..............           --          --   18,038,987     180,390          --          --     54,451,761
Secondary public offering of Common
    Stock, $25.00 per share,
    net of expenses .....................           --          --    1,894,550      18,946          --          --     35,763,738
Repayment of obligations under Section
    16(b) of the Securities
    Exchange Act of 1934 ................           --          --           --          --          --          --         40,107
Exercise of stock options ...............           --          --      430,880       4,308          --          --        897,029
Exercise of warrants ....................           --          --       39,160         392          --          --        129,402
Purchase of treasury stock ..............           --          --           --          --   (100,000)   (775,004)             --
Issuance of 380,952 shares of stock in
    connection with employment
    agreement ................                      --          --      280,952       2,809     100,000     775,004      2,222,184
Amortization of deferred compensation ...           --          --           --          --          --          --       (85,743)
Net loss ................................           --          --           --          --          --          --             --
                                            ----------  ----------   ----------   ---------   ---------   ---------   ------------
Balance, December 31, 1996 ..............           --          --   20,684,529     206,845          --          --     93,418,478
Exercise of stock options ...............           --          --      215,699       2,157          --          --        740,876
Exercise of warrants ....................           --          --      194,828       1,949          --          --        995,469
Issuance of 1,000,000 warrants in
    connection with license agreement ...           --          --           --          --          --          --      2,293,829
Common stock issued in connection with
    business acquisitions ...............           --          --    1,094,406      10,944          --          --     11,882,855
Foreign currency
    translation adjustments .............           --          --           --          --          --          --             --
Dividends on redeemable
    preference shares ...................           --          --           --          --          --          --             --
Net loss ................................           --          --           --          --          --          --             --
                                            ----------  ----------   ----------   ---------   ---------   ---------   ------------
Balance, December 31, 1997 ..............           --  $       --   22,189,462   $ 221,895          --   $      --   $109,331,507
                                            ==========  ==========   ==========   =========   =========   =========   ============




                                                                            DEFERRED
                                                            CUMULATIVE    COMPENSATION
                                                             FOREIGN        ON STOCK
                                            ACCUMULATED      CURRENCY       OPTIONS
                                              DEFICIT      TRANSLATIONS     GRANTED         TOTAL
                                              -------      ------------     -------         -----
Balance, December 31, 1994 ..............    $(19,357,887)    $       --    $ (325,267)    $  1,939,964
Issuance of warrants in connection with
    debt financing ......................               --            --             --         224,000
Initial public offering of Common
    Stock, $8.00 per share,
    net of expenses .....................               --            --             --      29,785,033
Conversion of Series A, B, C and D
    Convertible Preferred Stock .........               --            --             --              --
Conversion of Convertible
    Subordinated Notes ..................               --            --             --       3,000,000
Amortization of deferred compensation ...               --            --        224,014         224,014
Net loss ................................      (3,271,103)            --             --     (3,271,103)
                                             -------------    ----------    -----------    ------------
Balance, December 31, 1995 ..............     (22,628,990)            --      (101,253)      31,901,908
Secondary public offering of Common
    Stock, $25.00 per share,
    net of expenses .....................               --            --             --      35,782,684

Repayment of obligations under Section
    16(b) of the Securities
    Exchange Act of 1934 ................               --            --             --          40,107
Exercise of stock options ...............               --            --             --         901,337
Exercise of warrants ....................               --            --             --         129,794
Purchase of treasury stock ..............               --            --             --       (775,004)
Issuance of 380,952 shares of stock in
    connection with employment agreement                --            --             --       2,999,997
Amortization of deferred compensation ...               --            --        101,253          15,510
Net loss ................................      (6,805,693)            --             --     (6,805,693)
                                             -------------    ----------    -----------    ------------
Balance, December 31, 1996 ..............     (29,434,683)            --             --      64,190,640
Exercise of stock options ...............               --            --             --         743,033
Exercise of warrants ....................               --            --             --         997,418
Issuance of 1,000,000 warrants in
    connection with license agreement ...               --            --             --       2,293,829
Common stock issued in connection with
    business acquisitions ...............               --            --             --      11,893,799
Foreign currency translation
    adjustments .........................               --     (891,000)             --       (891,000)
Dividends on redeemable preference
    shares ..............................         (19,000)            --             --        (19,000)
Net loss ................................     (19,601,000)            --             --    (19,601,000)
                                             -------------    ----------    -----------    ------------
Balance, December 31, 1997 ..............    $(49,054,683)    $(891,000)    $        --     $59,607,719
                                             =============    ==========    ===========    ============




  The accompanying notes are an integral part of these consolidated financial statements.

                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           FOR THE YEARS ENDED,
                                                                                               DECEMBER 31,
                                                                                -------------------------------------------

                                                                                    1997            1996            1995
                                                                                -----------       ---------      ----------
           Operating activities:
               Net loss .....................................................     $(19,601)       $ (6,806)       $ (3,271)
               Adjustments to reconcile net loss to net cash used by
                  operating activities, net of effects of
                  business acquisitions:
                  Depreciation and amortization .............................         2,439             703             387
                  Amortization of deferred financing costs ..................            74              --              --
                  Amortization of discount on notes payable .................           364              --              --
                  Noncash compensation expense ..............................            --           3,015             224
                  Noncash warrant issue expense .............................         2,294              --              --
                  Noncash interest expense ..................................            --              --             224
               Increase (decrease) in cash resulting from changes in working capital items, net of effects of business acquisitions:
                  Accounts receivable and other current assets ..............       (2,703)         (2,050)            (51)
                  Accounts payable and other liabilities                                873           2,458             863
                                                                                  ---------       ---------       ---------
                     Net cash used by operating activities ..................      (16,260)         (2,680)         (1,624)
                                                                                  ---------       ---------       ---------
           Investing activities:
               Increase in marketable securities ............................      (28,171)        (45,051)        (10,167)
               Capital expenditures .........................................      (12,789)         (4,449)           (108)
               Acquisitions of businesses, net of acquired cash .............       (8,021)              --              --
               Additions to intangibles .....................................       (2,403)              --              --
               Increase in other assets .....................................       (2,068)         (1,114)             (4)
                                                                                  ---------       ---------       ---------
                     Net cash used by investing activities...... ............      (53,452)        (50,614)        (10,279)
                                                                                  ---------       ---------       ---------
           Financing activities:
               Net proceeds from sale of subordinated convertible debentures         72,750              --              --
               Net proceeds from sale of Common Stock .......................            --          35,824          30,251
               Purchases of treasury stock ..................................            --           (775)              --
               Proceeds from exercise of stock options ......................           743             901              --
               Proceeds from exercise of stock warrants .....................           997             130              --
               Net borrowings under line of credit agreements ...............       (1,338)              --              --
               Payments of debt obligations .................................       (2,283)            (58)            (82)
                                                                                  ---------       ---------       ---------
                     Net cash provided by financing activities...... ........        70,869          36,022          30,169
                                                                                  ---------       ---------       ---------
           Effect of exchange rate changes on cash ..........................         (891)              --              --
                                                                                  ---------       ---------       ---------
           Net increase (decrease) in cash and cash equivalents .............           266        (17,272)          18,266
           Cash and cash equivalents, beginning of period ...................         5,282          22,554           4,288
                                                                                  ---------       ---------       ---------
           Cash and cash equivalents, end of period .........................         5,548           5,282          22,554
           Marketable securities, end of period .............................        83,389          55,218          10,167
                                                                                  ---------       ---------       ---------
           Cash, cash equivalents and  marketable securities, end of period .     $  88,937       $  60,500       $  32,721
                                                                                  =========       =========       =========


           Supplemental cash flow disclosures:
               Cash paid for interest .......................................     $     105       $      52       $     310
                                                                                  =========       =========       =========
               Noncash investing and financing activities:
                 Conversion of debt into equity .............................     $      --       $      --       $   3,000
                                                                                  =========       =========       =========
                 Equipment acquired under capital leases ....................     $      --       $      --       $      45
                                                                                  =========       =========       =========
                 Offering and acquisition costs financed in accounts payable      $     406       $      --       $     466
                                                                                  =========       =========       =========
                 Common stock issued in connection with business acquisitions     $  11,894       $      --       $      --
                                                                                  =========       =========       =========
                 Issuance of installment notes in connection with business
                   and product acquisitions, net of discount of $2,082 ......     $  15,437       $      --       $      --
                                                                                  =========       =========       =========
                 Accrued dividends ..........................................     $      19       $      --       $      --
                                                                                  =========       =========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

Business

  Fuisz Technologies Ltd., a Delaware corporation, was formed on June 9, 1988 (Fuisz Technologies Ltd., together with its wholly owned subsidiaries, is referred to collectively herein as the "Company"). The Company is engaged in the development, manufacture and commercialization of its proprietary technologies for a wide range of pharmaceutical, nutraceutical and food applications. The Company's primary focus is on the commercialization of products incorporating its CEFORM microsphere technology and its Shearform technology, including controlled release and rapid dissolve over-the-counter ("OTC") and prescription (or "ethical") pharmaceuticals.

  Prior to the quarter ended September 30, 1997, the Company did not have significant commercial revenues and its efforts had been principally devoted to research and development; therefore, the Company was considered to be in the development stage. However, as a result of the Company's 1997 business acquisitions (see note 3) and the launch of its Soft Chew calcium supplements, the Company's operating revenues for the quarters ended September 30, 1997 and December 31, 1997, include product sales of $2,567,000 (unaudited) and $8,668,000 (unaudited), respectively, or 87% and 75% of total operating revenues, respectively. Commencing with the quarter ended September 30, 1997, the Company is no longer considered to be in the development stage.

Registration statements

  On December 20, 1995, the Company completed its Initial Public Offering (the "Offering") of 4,125,000 shares of Common Stock at a price of $8.00 per share. The Company received net proceeds from the Offering of approximately $29.8 million.

  On May 3, 1996, the Company completed a secondary offering (the "Secondary Offering") of 3,900,000 shares of common stock at a price of $25.00 per share. Of the 3,900,000 shares of common stock offered in the Secondary Offering, 1,125,000 shares were sold by the Company and 2,775,000 shares were sold by certain selling stockholders. Pursuant to the underwriters over-allotment option for the Secondary Offering, on May 9, 1996, the Company sold an additional 368,000 shares of common stock and certain selling stockholders sold an additional 217,000 shares of common stock at a price of $25.00 per share. The Company did not receive any proceeds from the sale of shares by the selling stockholders, except for $1.1 million relating to the exercise of 401,550 stock options. The Company received net proceeds from the Secondary Offering (including the $1.1 million relating to the exercise of stock options and the sale of the additional shares pursuant to the underwriters over-allotment option) of approximately $35.8 million.

  On October 22, 1997, the Company privately placed $75.0 million aggregate principal amount of 7% Convertible Subordinated Debentures (the "Debentures" - see note 11 for description) due October 15, 2004, which were resold under Rule 144A and Regulation S of the Securities Act of 1933. The Company received net proceeds of approximately $72.8 million related to the sale of the Debentures. The Company subsequently filed a registration statement for the Debentures and the underlying Common Stock, which was declared effective on December 8, 1997.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

  The consolidated financial statements include the accounts of Fuisz Technologies Ltd. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Foreign currency translation

  The financial statements of the foreign subsidiaries were prepared in their respective local currencies and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted-average rate for the period on the statement of operations. Translation adjustments are reflected as foreign currency translation adjustments in

Stockholders' Equity and accordingly have no effect on net loss. Transaction adjustments for all foreign subsidiaries are included as part of net loss.

Net loss per share

  In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding after giving effect to all dilutive potential common shares that were outstanding during the period. Potential common shares are not included in the computation of diluted earnings per share if they are antidilutive. The Company did not have any dilutive potential common shares for the years ended December 31, 1997, 1996 and 1995. Net loss available to common stockholders was increased by $19,000 for dividends payable on redeemable preference shares for the year ended December 31, 1997. Net loss available to common stockholders was not adjusted for the year ended December 31, 1996. Earnings per share for all other periods presented conforms to SFAS No. 128.

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

Concentration of Risks

  The Company has invested its excess cash generally in obligations of the United States Government, commercial paper and money market funds with strong credit ratings and deposits with a commercial bank. The Company has not experienced any losses on its investments. The Company's accounts receivable are due primarily from its collaborative partners. The Company periodically assesses the amounts due from these collaborative partners and provides allowances for anticipated losses when necessary. At December 31, 1997 and 1996, there were no significant allowances for doubtful accounts.

  The Company derives a significant portion of its consolidated revenues from its European operations (see note 15).

  The Company had one customer (13% from Customer A) during 1997, three customers (37% from Customer B, 24% from Customer C and 17% from Customer D) during 1996 and three customers (56% from Customer B, 15% from Customer E and 11% from Customer F) during 1995 that accounted for more than 10% of total consolidated revenues. At December 31, 1997, none of the Company's customers accounted for greater than 10% of total consolidated accounts receivable.
There were four customers at December 31, 1996, that accounted for 85% of total consolidated accounts receivable.

Inventory

  Inventory is stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market.

Property and equipment

  Furniture and equipment is carried at cost and depreciated using the straight-line method over estimated useful lives ranging from three to eight years. Buildings are carried at cost and depreciated using the straight-line method over estimated useful lives of forty years. Equipment acquired under capital leases is recorded at the present value of the lease payments and amortized over estimated useful lives ranging from three to seven years. Leasehold improvements are carried at cost and amortized using the straight-line method over the lesser of the estimated useful life or the remaining lease term. Amortization of construction-in-progress will begin when construction is complete. Expenditures for maintenance and repairs are charged to operating expense when incurred. When items are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statement of operations.

Intangible assets

  Goodwill and the cost of acquired trademarks, product licenses and patents are amortized on a straight-line basis over periods ranging from 5 to 20 years.

Long-lived Assets

  The Company evaluates the recoverability of the carrying value of property and equipment and intangible assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." The Company considers historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future and undiscounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the sum of expected future cash flows are less than the assets' carrying value. No such impairment losses have been recognized to date.

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

Fair value of financial instruments

  The Company believes that the carrying amount of certain of its financial instruments, which include cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities, term loans and installment notes approximate fair value due to the relatively short maturity of these instruments. The fair value of the Debentures as of December 31, 1997 was approximately $67,500,000.

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

Recent Accounting Pronouncements

  The Financial Accounting Standards Board has issued two new standards which are effective for reporting periods beginning after December 15, 1997. SFAS No. 130, "Reporting Comprehensive Income," requires additional disclosures with respect to certain changes in assets and liabilities that previously were not required to be reported as results of operations for the period. The Company will begin making the additional disclosures required by SFAS No. 130 in the first quarter of 1998. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires financial and descriptive information with respect to "operating segments" of an entity based on the way management makes internal operating decisions. The Company will begin making the disclosures required by SFAS No. 131 with financial statements for the period ending December 31, 1998.

3. ACQUISITIONS

         During 1997, the Company acquired four companies (the "Acquired Companies"), each of which have been accounted for as a purchase and, accordingly, their operating results have been included in the Company's consolidated financial statements since the respective dates of acquisition.

Laboratoires Murat

         In April 1997, the Company acquired all of the outstanding capital stock of Laboratoires Murat ("Murat"), a privately-owned pharmaceutical sales and distribution company based in Paris, France for an aggregate purchase price of approximately $5.0 million in cash, which includes acquisition costs. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $4.5 million is being amortized over 10 years.

Pangea, Ltd.

         In May 1997, the Company acquired all of the outstanding capital stock of Pangea, Ltd. ("Pangea"), a U.S. nationwide marketer of nutritional supplements and skincare products, for approximately $1.1 million in cash, which includes acquisition costs. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $2.0 million is being amortized over 10 years.

         Prior to the closing of the transaction, one of the Company's directors was also a director and stockholder of Pangea. At the closing, the director received $500,000 of the purchase price for his Pangea shares and repayment in full of $200,000 in loans to Pangea. In addition, the Company's Chairman was also a director of Pangea but received no compensation with respect thereto.

Clonmel Healthcare Limited

         In September 1997, the Company acquired all of the outstanding ordinary share capital of Clonmel Healthcare Limited ("Clonmel"), a private manufacturer of branded generic pharmaceutical products in the Republic of Ireland. The total consideration of $22.1 million consisted of : (i) one million shares of common stock of the Company, valued at a price of $10.65 per share (based on the weighted average price of shares traded from July 25, 1997 to July 31, 1997), which are subject to a contractual restriction on transfer,
(ii) an IRL8,335,000 ($12,327,000 at the date of acquisition) non-interest bearing note due in three installments through January 2000 (the payments of which have been financed with a bank term loan facility) and (iii) related acquisition costs. In addition, $500,000 of contingent consideration is payable to the seller if Clonmel executes certain contracts for the manufacture and supply of various pharmaceutical products. The face amount of the installment note has been discounted at a rate of 10%. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $14.6 million is being amortized over 20 years.

         Redeemable preference shares. In connection with the acquisition of Clonmel, the Company assumed the obligation of the 750,000 cumulative redeemable preference shares of Clonmel. Cumulative dividends of 3% on 300,000 shares and 6.5% on 450,000 shares are payable annually. The Company is required to redeem 150,000 shares in February 1998 and 600,000 shares in June 1998 at a redemption rate of IRL1 per share plus accrued dividends.

Istoria Farmaceutici

         In October 1997, the Company acquired substantially all of the outstanding stock of Istoria Farmaceutici ("Istoria"), a marketer of pharmaceutical products based in Padova, Italy. The total consideration consisted of : (i) 94,406 shares of common stock of the Company, valued at a price of $13.17 per share (based on the weighted average price of shares traded during the period September 9, 1997 to September 15, 1997) and (ii) $2.2 million in cash, which includes acquisition costs. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $2.6 million is being amortized over 10 years.

Pro forma information

         The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and the Acquired Companies as if the acquisitions had occurred January 1, 1996 (a full year of goodwill amortization and interest cost is included for both 1997 and 1996).

                                                                                                 (IN THOUSANDS EXCEPT
                                                                                                  PER SHARE AMOUNTS)
                                                                                                 ---------------------
                                                                                                  1997           1996
                                                                                                 ------         ------
 Total revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 45,062       $ 41,813
 Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (22,059)       (10,336)
 Net loss per share (basic and diluted)  . . . . . . . . . . . . . . . . . . . . . . . . . .     $ (1.00)       $ (0.50)

   These unaudited pro forma results have been prepared for comparative
purposes only.   They do not purport to be indicative of the results of
operations which actually would have resulted had the Acquired Companies been included in the Company's consolidated financial statements as of January 1, 1996. In addition, they do not purport to be indicative of future consolidated results of operations of the Company.

Subsequent Acquisition

         In March 1998, the Company completed the acquisition of all of the issued and outstanding equity interests of Dr. Rentschler GmbH & Co. Medizin KG ("Dr. Rentschler"), a subsidiary of Dr. Rentschler Arzneimittel GmbH & Co., a pharmaceutical sales and distribution company based in Laupheim, Germany, for an aggregate purchase price of DM 35.0 million (approximately $19.2 million) in cash.

4.  MARKETABLE SECURITIES

  Marketable securities at December 31, 1997 and 1996, are carried at amortized cost and consist of direct obligations of the United States Government and commercial paper with strong credit ratings with remaining maturities of one to three years. These investments are considered as available-for-sale as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments are held for an unspecified period of time and are sold to meet its liquidity needs. Accordingly, the Company has classified these investments as current assets. Amortized cost of marketable securities approximates market; therefore, no adjustment has been made to stockholders equity as a result of changes in market value to these securities. Interest income is accrued as earned.

                                                                                                    (IN THOUSANDS)
                                                                                               -------------------------
                                                                                                  1997          1996
                                                                                               ----------     ----------
 U.S. Government and its agencies ........................................................      $  19,763     $  37,754
 U.S. debt securities ....................................................................         23,929        17,464
 Commercial paper/certificates of deposit ................................................         29,442            --
                                                                                                ---------     ---------
                                                                                                $  73,134     $  55,218
                                                                                                =========     =========

5. INVENTORY

  Inventory consists of the following at December 31, 1997.

                                                                                                     (IN THOUSANDS)
                                                                                                     ---------------
                                                                                                          1997
                                                                                                     ---------------
 Raw materials ..........................................................................               $  1,874
 Work in process ........................................................................                  1,130
 Finished goods .........................................................................                  2,371
                                                                                                        --------
                                                                                                        $  5,375
                                                                                                        ========

6.  PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment, stated at cost, is comprised of the following at December 31, 1997 and 1996.

                                                                                                   (IN THOUSANDS)
                                                                                              --------------------------
                                                                                                 1997          1996
                                                                                              ----------     -----------
Buildings ...........................................................................           $  4,834     $      --
Production and laboratory equipment .................................................             10,118         4,356
Office furniture, computers and equipment ...........................................              2,442         1,094
Leasehold improvements ..............................................................              1,107           754
Construction-in-progress ............................................................              7,510           607
                                                                                                --------     ---------
                                                                                                  26,011         6,811
Less accumulated depreciation and amortization ......................................            (3,070)       (1,853)
                                                                                               ---------     ---------
                                                                                               $  22,941     $   4,958
                                                                                               =========     =========

  Construction-in-progress consists primarily of costs incurred in connection with the design and construction of the Company's manufacturing and lab facilities.

7. INTANGIBLE ASSETS

  Intangible assets, stated at cost, consists of the following at December 31, 1997 and 1996.

                                                                                   (IN THOUSANDS)
                                                                            ---------------------------
                                                                                1997             1996         USEFUL LIVES
                                                                            -------------    ----------     ----------------
Goodwill ................................................................     $   23,649       $      --        10 - 20
Product licenses/trademarks .............................................         12,163              --         5 - 10
Patents and other .......................................................            290             187         5 - 17
                                                                              ----------       ---------
                                                                                  36,102             187
Less accumulated amortization ...........................................        (1,219)            (71)
                                                                              ----------       ---------
                                                                              $   34,883       $     116
                                                                              ==========       =========

  Amortization expense was $1,001,000 and $12,000 for the years ended December 31, 1997 and 1996, respectively.

8.  ACCRUED LIABILITIES AND OTHER

  Accrued liabilities and other consists of the following at December 31, 1997 and 1996.

                                                                                                   (IN THOUSANDS)
                                                                                              -------------------------
                                                                                                 1997          1996
                                                                                              ----------     ----------
Interest payable ...................................................................           $   1,090      $     --
Personnel costs ....................................................................               1,233           660
Other ..............................................................................               1,982           391
                                                                                               ---------      --------
                                                                                               $   4,305      $  1,051
                                                                                               =========      ========

9.  COMMITMENTS AND CONTINGENCIES

Operating leases

  The Company leases certain of its office, laboratory, warehouse and operating facilities under operating leases which expire at various dates through the year 2005. Most of the leases provide the Company with certain early cancellation rights, as well as renewal options. The facility leases generally require the Company to pay for utilities, taxes, insurance and maintenance costs, in addition to the base rent, which, generally increases by 3% per annum after the first year. Total rent expense for facility leases was approximately $818,000, $522,000 and $380,000 for the years ended December 31, 1997, 1996 and
1995, respectively.

  The Company has a $15.0 million equipment leasing line of credit (the "Equipment LOC") with an outside group of lenders. The Equipment LOC is available through June 30, 1999 and provides equipment financing under three or four year operating leases. These operating leases provide the Company with the option after the initial lease term either to purchase the property at the then fair value or renew its lease at the then fair rental value for a negotiated renewal term. The Company has leased certain of its equipment under this Equipment LOC as well as other operating leases which expire at various dates through the year 2001. Total rent expense for equipment leases was approximately $283,000, for the year ended December 31, 1997 (1996 and 1995 amounts were not material).

         Future minimum lease payments required under operating leases as of December 31, 1997 are as follows:

                            YEAR                                                                (IN THOUSANDS)
                            ----                                                               -----------------

                            1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $     2,053
                            1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              2,025
                            2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              2,028
                            2001  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,874
                            2002  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,157
                            Thereafter  . . . . . . . . . . . . . . . . . . . . . . . . . .              2,648
                                                                                                    ----------
                               Total                                                              $     11,785
                                                                                                  ============


Capital leases

 The Company also leases certain of its equipment under capital leases. As of December 31, 1997, property, plant and equipment includes $251,000 (net of $39,000 of accumulated amortization) of assets under capital leases. During January 1998, the Company entered into an office equipment capital lease valued at approximately $349,000. Future minimum payments under these capital leases are as follows:

                            YEAR                                                                (IN THOUSANDS)
                            ----                                                               ----------------

                            1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $       144
                            1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                142
                            2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                118
                            2001  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                106
                            2002  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 70
                                                                                                   -----------
                            Total minimum lease payment . . . . . . . . . . . . . . . . . .                580
                            Less amount representing interest . . . . . . . . . . . . . . .               (29)
                                                                                                   -----------
                            Present value of net minimum lease payments . . . . . . . . . .        $       551
                                                                                                   ===========

Legal proceedings

  In April 1996, a former officer of the Company filed a lawsuit alleging among other things breach of contract under various stock option and employment agreements. In July 1997, the Company reached a settlement of this matter and the lawsuit was dismissed with prejudice. The Company recorded a one-time non-recurring charge of $2.4 million during the second quarter of 1997 related to the settlement.

10. LINES OF CREDIT

  The Company has several international banking lines of credit which allow it to borrow in the applicable local currency. These lines of credit total $2.4 million (using exchange rates as of December 31, 1997) and are concentrated in Ireland, France and Italy. The Company's lines of credit generally provide borrowing at the bank reference rate plus 1-2%, which varies depending on the country where the funds are borrowed.

11. NOTES PAYABLE

  Notes payable consists of the following at December 31, 1997:

                   DESCRIPTION                                                                             (IN THOUSANDS)
                   -----------                                                                           -----------------

                   Convertible subordinated debentures ...............................................       $     75,000
                   Clonmel installment notes, net of discount of $861 ................................             11,041
                   Term loans and other, net of discount of $870 .....................................              6,619
                                                                                                             ------------
                                                                                                                   92,660
                   Less current portion ..............................................................            (2,605)
                                                                                                             ------------
                   Long-term notes payable ...........................................................       $     90,055
                                                                                                             ============



  Convertible subordinated debentures. On October 22, 1997, the Company privately placed $75.0 million aggregate principal amount of 7% Convertible Subordinated Debentures (the "Debentures") due October 15, 2004 which were resold under Rule 144A and Regulation S of the Securities Act of 1933. The Company received net proceeds of approximately $72.8 million related to the sale of the Debentures. The Debentures are convertible into the Company's common stock at the option of the holder at any time at or before maturity, unless previously redeemed, at $13.25 per share, subject to adjustment upon the occurrence of certain events. The Debentures are subordinated to the Company's present and future Senior Indebtedness (as defined). The Debentures are redeemable in whole or in part, at the option of the Company, at 104%, 103%, 102% and 101% in 2000, 2001, 2002 and 2003, respectively. Interest is payable semiannually on April 15 and October 15.

  Clonmel installment notes. In connection with the acquisition in September 1997 of Clonmel, the Company is obligated under an IRL8,335,000 ($12,327,000 at the date of acquisition) non-interest bearing note due in three installments through January 2000 (the payments of which have been financed with a bank term loan facility). The face amount of the installment note has been discounted at a rate of 10%.

  Payment of the Clonmel installment notes is guaranteed by a bank. In support of the guarantee, the Company pledged approximately $10.3 million in cash and all of Clonmel's assets. The cash which is pledged under this guarantee is shown as restricted marketable securities in the accompanying consolidated balance sheets.

  Term loans and other. The Company has several term loans with banks in Ireland, France and Italy. These term loans are payable in quarterly or annual installments plus interest generally at rates equal to the banks reference rate plus 1 - 2%. The term loans mature at various dates through the year 2002. In addition, the Company has installment note obligations for the purchase of product and trademark rights which have generally been discounted at a rate of 10%.

  The weighted average interest rate on all of the above notes payable was 7.5% at December 31, 1997. Total long-term debt maturities during each of the five years ending December 31, 2002 are $2,605,000, $2,084,000, $1,748,000,
$1,777,000 and $11,425,000.

12.  CAPITAL STOCK

  The Company's authorized capital stock consists of 50,000,000 shares of Common Stock and 1,000,000 shares of undesignated Preferred Stock. None of the Preferred Stock is outstanding. The Company has reserved sufficient shares of Common Stock for issuance upon exercise of stock options and stock warrants.

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

Options and Stock Purchase Plans

  The Board of Directors has adopted the 1991 Stock Option Plan (the "1991 Option Plan"), the 1994 Stock Incentive Plan (the "1994 Option Plan"), the 1994 Employee Stock Purchase Plan (the "Stock Purchase Plan"), and the 1994 Director Stock Option Plan (the "Director Option Plan") (collectively, the "Plans") under which 4,900,000 shares of Common Stock have been reserved for issuance upon exercise of options granted to officers, employees, directors and consultants of the Company.

  The Company's 1991 Option Plan provided for formula option awards to non-employee directors and discretionary awards to employees, consultants, advisors, officers, or directors of the Company. In May 1994, the Board adopted and the stockholders of the Company approved the 1994 Option Plan, the Stock Purchase Plan and the Director Option Plan and provided that no further grants may be made under the 1991 Option Plan.

  Under the Company's 1994 Option Plan, a variety of awards, including stock options, stock appreciation rights and restricted and unrestricted stock grants may be made to the Company's employees, officers, consultants and advisors who are expected to contribute to the Company's future growth and success. The Compensation Committee of the Board of Directors administers the 1994 Option Plan and determines the price and other terms upon which awards shall be made. Stock options may be granted either in the form of incentive stock options or non-statutory stock options and are granted at fair market value. Options or other awards that are granted under the Plan but expire unexercised are available for future grants.

  Under the Company's Stock Purchase Plan, which has been inactive through December 31, 1997, employees and officers of the Company are eligible to participate in semiannual plan offerings in which payroll deductions may be used to purchase shares of Common Stock. The purchase price of such shares is 85% of the fair market value of the Common Stock at the lower of the value at either the commencement date or termination date of the offering under the Stock Purchase Plan.

  The Director Option Plan provides that each new non-employee director first elected will receive a nonstatutory option to purchase 30,000 shares of Common Stock upon his or her initial election. In addition, each non-employee director will receive an annual nonstatutory option to purchase 3,000 shares of Common Stock under the Director Option Plan during his or her tenure. All options granted to directors under the Director Option Plan have an exercise price equal to the fair market value of the Common Stock on the date of grant and expire the earlier of 90 days after the optionee ceases to serve as a director of the Company or ten years after the date of grant. Options granted under the Director Option Plan are fully vested and are exercisable when granted.

  Options granted under the 1991 Option Plan and the 1994 Option Plan generally vest over a two- to four-year period. Options to purchase approximately 1,918,000 and 1,471,000 shares were vested and exercisable at December 31, 1997 and 1996, respectively, with weighted average exercise prices of $6.12 and $7.38, respectively. The weighted average fair value per share of options granted during 1997 and 1996 was $4.79 and $11.26, respectively. As of December 31, 1997, the weighted average remaining contractual life of options outstanding was 7.9 years. Options outstanding at December 31, 1997 have exercise prices ranging from $1.78 to $25.00, respectively. Options of approximately 475,000 shares were available for future grant at December 31, 1997, under all plans. Stock option activity since December 31, 1994 is as follows:

                                                                                  1994                          WEIGHTED
                                                     1991           1994        DIRECTOR                        AVERAGE
                                                    STOCK          STOCK          STOCK                         EXERCISE
                                     PRE-PLAN       OPTION       INCENTIVE       OPTION                          PRICE
                                      GRANTS         PLAN           PLAN          PLAN           TOTAL         PER SHARE
                                  -----------     ---------      ----------     ---------      ---------    ----------------
Balance, December 31, 1994 .....      287,850      1,914,336        361,500        30,000       2,593,686       $    2.80
     Granted ...................           --             --        984,777        15,000         999,777       $    8.01
     Exercised .................           --             --             --            --              --              --
     Forfeited .................     (91,950)      (518,420)      (111,000)            --       (721,370)       $    3.66
                                     --------      ---------      ---------      --------      ----------
Balance, December 31,. 1995 ....      195,900      1,395,916      1,235,277        45,000       2,872,093       $    4.57
     Granted ...................           --             --        798,350        15,000         813,350       $   17.94
     Exercised .................    (195,900)      (596,630)       (39,900)            --       (832,430)       $    2.43
     Forfeited .................           --       (39,750)      (345,800)            --       (385,550)       $   16.38
                                    ---------      ---------      ---------      --------      ----------
Balance, December 31, 1996 .....           --        759,536      1,647,927        60,000       2,467,463       $    8.02
     Granted ...................           --             --      1,246,175       100,000       1,346,175       $    8.43
     Exercised .................           --      (146,325)       (39,374)      (30,000)       (215,699)       $    3.45
     Forfeited .................           --        (1,125)      (314,834)            --       (315,959)       $   22.32
                                    ---------      ---------      ---------      --------      ----------
Balance, December 31, 1997 .....           --        612,086      2,539,894       130,000       3,281,980       $    7.05
                                    =========      =========      =========      ========      ==========

  The following table summarizes additional information about stock options outstanding at December 31, 1997:

                                                               Weighted                                            Weighted
                                                               Average          Weighted                           Average
                                                              Remaining         Average                            Exercise
                     Range of                 Number         Contractual        Exercise         Number            Price of
                 Exercise Prices           Outstanding           Life            Price         Exercisable       Exercisable
             ------------------------    ---------------   ---------------   -------------   ---------------   -----------------
                $  0.0000 - $  2.5000            70,500          3.3              $  1.78            70,500            $  1.78
                $  2.5001 - $  5.0000           802,838          5.9              $  3.47           746,084            $  3.47
                $  5.0001 - $  7.5000           739,600          8.8              $  7.20           302,500            $  7.22
               $  7.5001 - $  10.0000         1,377,792          8.5              $  8.33           705,525            $  8.07
              $  10.0001 - $  12.5000           218,400          9.2             $  11.00            61,921           $  10.98
              $  12.5001 - $  15.0000            67,850          9.2             $  13.14            26,668           $  13.00
              $  22.5001 - $  25.0000             5,000          8.3             $  25.00             5,000           $  25.00
                                              ---------          ---             --------         ---------           --------
                                              3,281,980          7.9             $   7.05         1,918,198           $   6.12
                                              =========          ===             ========         =========           ========

  During 1996, the Board of Directors authorized the exchange of 134,800 stock options originally granted during 1996 under the 1994 Stock Incentive Plan at exercise prices ranging from $8.00 to $30.25 for 134,800 stock options having an exercise price of $10.375 and $7.6875, the fair market value on the dates of exchange.

  During 1997, the Board of Directors authorized the exchange of 287,500 stock options originally granted during 1996 under the 1994 Stock Incentive Plan at exercise prices ranging from $15.17 to $25.00 for 287,500 stock options having an exercise price of $7.25, the fair market value on the date of exchange.

  The Company has adopted the disclosure-only provisions of SFAS No. 123 as they pertain to financial statement recognition of compensation expense attributable to option grants. If the Company had elected to recognize compensation cost for the 1994 Stock Incentive Plan and the 1994 Director Stock Option Plan consistent with SFAS No. 123, the Company's net loss and net loss per share on a proforma basis would be:

                                                                                            (IN THOUSANDS)
                                                                                     ----------------------------
                                                                                         1997             1996
                                                                                     ------------     -----------
 Net loss -- as reported ....................................................         $  (19,601)     $    (6,806)
 Net loss -- pro forma ......................................................            (24,497)         (10,931)
 Net loss per share (basic and diluted) -- as reported ......................              (0.92)           (0.35)
 Net loss per share (basic and diluted) -- pro forma ........................              (1.15)           (0.56)

  The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for each year:

                                                                                         1997             1996
                                                                                      ----------       -----------
 Risk-free interest rate ............................................................       6.28%            6.33%
 Expected life of options -- years ..................................................           6                6
 Expected stock price volatility ....................................................         50%              70%
 Expected dividend yield ............................................................        0.0%             0.0%

Warrants

  In connection with the issuance of convertible notes payable in May 1994, the Company issued warrants to purchase an aggregate of 60,000 shares of Common Stock. These warrants have an exercise price of approximately $5.30 per share and expire in May 1999. As of December 31, 1997, all of these warrants are outstanding. The Company estimated a fair value of $1.24 per share of underlying Common Stock attributable to these warrants. No resulting expense has been reflected on the Company's financial statements, as such amounts are immaterial.

  In connection with a line of credit agreement entered into in October 1995, the Company issued warrants to purchase 132,000 shares of Common Stock at an exercise price of $5.00 per share. As of December 31, 1997, all of these warrants are outstanding. The Company estimated a fair value of $1.69 per share of underlying Common Stock attributable to these warrants. Because the line of credit was terminated in December 1995, the resulting expense of $224,000 was fully amortized to expense during the fourth quarter of 1995.

  In June 1997, the Company entered into a license agreement (the "Agreement") with ConAgra, Inc. ("ConAgra"). Pursuant to the Agreement, the Company granted to ConAgra a warrant to purchase one million shares of Common Stock at $25 per share. The warrant became fully exercisable on August 11, 1997 and expires on August 11, 2007, subject to an early termination date of December 15, 2002 if certain revenue milestones are not achieved. The Company recorded a noncash charge equal to the fair value of the warrant of $2.3 million in the third quarter of 1997.

  All of the warrants issued by the Company contain anti-dilutive provisions that adjust the number of shares of Common Stock available for purchase under the warrant or the exercise price, upon the subsequent issuance of certain equity securities or equivalents below the respective exercise prices of the warrants. During 1997, warrantholders exercised 194,828 warrants (originally granted prior to 1994) generating proceeds to the Company of approximately $997,000. At December 31, 1997, warrantholders could purchase an aggregate number of shares of Common Stock totaling 1,192,000 at exercise prices ranging from $5.00 to $25.00 per share.

13.  RELATED PARTY TRANSACTIONS

  On October 19, 1995, the Company entered into a $2.2 million line of credit agreement with a commercial bank. The loan was guaranteed by five parties, some of whom were either directors or stockholders of the Company, and the guarantee was collateralized by letters of credit in the aggregate amount of $2.2 million. In consideration for the guarantee and letters of credit posted by these parties, the Company issued warrants to purchase an aggregate of 132,000 shares of Common Stock (see Note 12). The line of credit was terminated in 1995 simultaneously with the closing of the Offering.

14.  INCOME TAXES

  The tax effects of the temporary differences giving rise to the Company's deferred taxes at December 31, 1997 and 1996 are as follows:

                                                                                            (IN THOUSANDS)
                                                                                   --------------------------------
                                                                                        1997              1996
                                                                                   --------------------------------
Deferred tax asset:
     Net operating loss carryforwards .........................................      $     21,012      $     10,734
     General business credit carryforwards ....................................               204               204
     Other ....................................................................             1,181                30
     Valuation allowance ......................................................          (22,397)          (10,968)
                                                                                     ------------       -----------
          Net deferred taxes ..................................................      $         --        $       --
                                                                                     ============        ==========

  Realization of net deferred tax assets at the balance sheet dates is dependent on the Company's ability to generate future taxable income which is uncertain. Accordingly, a full valuation allowance was recorded against these assets as of December 31, 1997 and 1996.

  As of December 31, 1997, the Company has available net operating loss carryforwards of approximately $56,297,000 and general business credit carryforwards of $204,000. These loss and credit carryforwards expire at various dates beginning in 1998. There may be limitations on the annual utilization of these net operating losses and general business credits as a result of certain changes in ownership that have occurred since the Company's inception. The Company's total net operating loss carryforwards include $14,424,000 related to the exercise of non-qualified stock options. The tax benefit of $5,481,000 related to the exercise of these options will be credited to stockholders' equity when realized.

15.  SEGMENT INFORMATION

  The Company provides products and services worldwide. Summarized financial information by geographic region for 1997 is as follows (including goodwill and amortization expense related thereto):

                                                                                            (IN THOUSANDS)
                                                                            -----------------------------------------------
                                                                                                              IDENTIFIABLE
                                                                               TOTAL                           ASSETS AT
                                                                              REVENUE         NET LOSS          YEAR-END
                                                                            ------------     ------------    --------------
North America ..........................................................     $  12,948       $  (17,303)       $  107,353
Europe .................................................................         9,250           (2,298)           62,767
                                                                             ---------       -----------       ----------
Total ..................................................................     $  22,198       $  (19,601)       $  170,120
                                                                             ---------       -----------       ----------

                                 EXHIBIT INDEX



 EXHIBIT                                                                                            SEQUENTIALLY
 -------                                                                                             NUMBERED
 NUMBER        DESCRIPTION OF EXHIBIT                                                                  PAGE
 ------        ----------------------                                                                  ----
     3.1*      Fourth Amended and Restated Certificate of Incorporation of the Registrant, as
               amended.
     3.2*      Certificate of Amendment of the Certificate of Incorporation of the
               Registrant.
     3.3*      Amended and Restated Bylaws of the Registrant.
     4.1       Indenture, dated as of October 17, 1997, between the Company and the Bank of New York. (Filed as Exhibit 4.2 with the
               Company's registration statement on Form S-3, Registration No.
               333-41037).
     4.2       Registration Rights Agreement, dated as of October 22, 1997, by and among the Company, Smith Barney Inc., Credit Suisse First
               Boston Corporation and Lehman Brothers, Inc. (Filed as Exhibit
               4.3 with the Company's registration statement on Form S-3,
               Registration No. 333-41037).
    10.1*#     1991 Stock Option Plan.
    10.1A*#    Amendment to 1991 Stock Option Plan.
    10.2*#     1994 Stock Incentive Plan, as amended.
    10.3*#     1994 Director Stock Option Plan, as amended.
    10.4*#     1994 Employee Stock Purchase Plan, as amended.
     10.5*     Warrants issued to Edgewater Private Equity Fund L.P. and John Pappajohn,
               dated June 14, 1994.
     10.6*     1995 Common Stock Purchase Warrants.
     10.7*     Lease Agreements between Avion (Fairfax) Associates, L.P. and the Company, each dated December 10, 1993.
     10.8*     Lease Agreement by and between Avion (Fairfax) Associates, L.P. and the
               Company, dated July 19, 1995.
     10.9      Sublease Agreement by and between Global Mail, Ltd. and the Company, dated
               February 10, 1997.
    10.10*#    Employment Agreement between Patrick D. Scrivens and the Company, dated
               October 19, 1994. (Filed as Exhibit 10.20 with the Company's registration statement on Form S-1, Registration No. 33-99092).
    10.11+#    Employment Agreement between Kenneth W. McVey and the Company, dated December
               16, 1996.
    10.12+#    Employment Agreement between Adrian M. Gerber and the Company, dated December
               7, 1995.
    10.13+#    Employment Agreement between Michael Myers and the Company, dated October 24,
               1995.
     10.14     Lease Agreement by and between Avion (Fairfax) Associates, L.P. and the
               Company, dated January 17, 1997
    10.15#     Stock Purchase Agreement for the acquisition of Pangea, Ltd. dated May 20,
               1997.
     10.16     Share Purchase Agreement for the acquisition of Clonmel Healthcare Limited dated July 29, 1997.
     10.17     Warrant Agreement with ConAgra, Inc. (to be filed by amendment)
    10.18#     Amendments to the 1994 Director Stock Option Plan, 1994 Employee Stock
               Purchase Plan and 1994 Stock Incentive Plan of the Company

     10.19     Deed of Lease Agreement by and between Shaw Road Business Park, L.L.C., dated
               January 30, 1998.
    10.20#     Resignation Agreement between Adrian M. Gerber and the Company, dated January
               12, 1998.
     10.21     Executive Management Bonus Incentive Plan
     21.1      Subsidiaries of the Registrant.
     23.1      Consent of Coopers & Lybrand L.L.P.
     27.1      Financial Data Schedule.

------------------
 * Incorporated by reference to the Company's registration statement on Form S-1, Registration No. 33-99092.

 # Management contract or compensatory plan.

 + Incorporated by reference to the Company's 1996 annual report on Form 10-K, Comm. File No. 0-27082, filed March 31, 1997.