Form 10-Q
period 1998-03-31
FUISZ TECHNOLOGIES LTD
filed 1998-05-15
CIK 873064

===============================================================================

                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

  x              Quarterly report pursuant to Section 13 or 15(d) of the
-----            Securities Exchange Act of 1934.  For the quarterly period ended March 31, 1998.

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
                                       -----   -----

As of April 30, 1998, the Registrant has outstanding 22,275,128 shares of Common Stock, par value $.01.


===============================================================================

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)




                                                                                              MARCH 31,      DECEMBER 31,
                                                                                                 1998           1997
                                                                                            ------------    -------------
                                                                                             (UNAUDITED)
                                           ASSETS
 Current assets:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     8,812     $    5,548
     Marketable securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        44,161         73,134
     Accounts receivable, trade  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11,936         10,237
     Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,775          5,375
     Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,533          1,263
                                                                                            -------------   ------------

        Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        72,217         95,557

 Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,566         10,255
 Property, plant and equipment, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .        25,304         22,941

 Intangibles, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        51,872         34,883
 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,293          6,484
                                                                                            -------------   ------------
        Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   165,252     $  170,120
                                                                                            =============   ============



                    LIABILITIES, REDEEMABLE PREFERENCE SHARES AND STOCKHOLDERS' EQUITY


 Current liabilities:
     Lines of credit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     1,241     $    1,042
     Current portion of notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . .         2,113          2,605
     Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,143          9,047
     Accrued liabilities and other . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,930          4,305
     Deferred revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           757            622
                                                                                            -------------   ------------
        Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        20,184         17,621
 Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        90,110         90,055
 Deferred revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,059          1,131
 Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           921            532
                                                                                            -------------    -----------
        Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       112,274        109,339
                                                                                            -------------    -----------


 Commitments and contingencies


 Redeemable preference shares of subsidiary  . . . . . . . . . . . . . . . . . . . . . . .           948          1,173
                                                                                            -------------    -----------



 Stockholders' equity:
    Preferred stock, par value $.01 per share; authorized 1,000,000 shares;
      none issued or outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --             --
   Common stock, par value $.01 per share; authorized 50,000,000 shares;
      issued and outstanding 22,256,462 and 22,189,462 shares,  respectively . . . . . . .           222            222
   Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       109,721        109,332
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (55,571)       (49,055)
   Accumulated other comprehensive income (loss) . . . . . . . . . . . . . . . . . . . . .        (2,342)          (891)
                                                                                            -------------   ------------
      Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        52,030         59,608
                                                                                            -------------   ------------
      Total liabilities, redeemable preference shares and stockholders' equity               $   165,252     $  170,120
                                                                                            =============   ============

       The accompanying notes are an integral part of these consolidated financial statements.

                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS -- UNAUDITED
                                 (IN THOUSANDS)





                                                                         Three Months Ended
                                                                             March 31,
                                                                      -----------------------
                                                                         1998        1997
                                                                      ----------  -----------
 Operating revenues:
      Product sales  . . . . . . . . . . . . . . . . . . . . . . . .  $  11,847    $      -
      Research and development . . . . . . . . . . . . . . . . . . .      1,682       1,571
      Licensing fees . . . . . . . . . . . . . . . . . . . . . . . .          -          30
      Royalties  . . . . . . . . . . . . . . . . . . . . . . . . . .          -         250
      Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        474           -
                                                                      ----------  -----------
           Total operating revenues  . . . . . . . . . . . . . . . .     14,003       1,851
                                                                      ----------  -----------

 Operating expenses:
      Cost of sales  . . . . . . . . . . . . . . . . . . . . . . . .      7,332           -
      Research and development . . . . . . . . . . . . . . . . . . .      5,407       3,175
      General and administrative . . . . . . . . . . . . . . . . . .      7,089       1,860
                                                                      ----------  -----------
           Total operating expenses  . . . . . . . . . . . . . . . .     19,828       5,035
                                                                      ----------  -----------
 Net operating loss  . . . . . . . . . . . . . . . . . . . . . . . .     (5,825)     (3,184)
                                                                      ----------  -----------
 Other income (expense):
      Interest income  . . . . . . . . . . . . . . . . . . . . . . .      1,074         780
      Interest expense . . . . . . . . . . . . . . . . . . . . . . .     (1,753)          -
                                                                      ----------  -----------
           Total other income (expense)  . . . . . . . . . . . . . .       (679)        780
                                                                      ----------  -----------

 Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ (6,504)   $ (2,404)
                                                                      ==========  ===========

 Net loss per share (basic and diluted)  . . . . . . . . . . . . . .   $  (0.29)   $  (0.12)
                                                                      ==========  ===========
 Weighted average shares outstanding
  (basic and diluted)  . . . . . . . . . . . . . . . . . . . . . . .     22,220      20,694
                                                                      ==========  ===========




   The accompanying notes are an integral part of these financial statements.

                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS -- UNAUDITED
                                 (IN THOUSANDS)




                                                                                   Three Months Ended
                                                                                       March 31,
                                                                               -------------------------
                                                                                   1998        1997
                                                                               ----------   ------------
 Operating activities:
      Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ (6,504)      $ (2,404)
      Adjustments to reconcile net loss to net
        cash used by operating activities:
           Depreciation and amortization . . . . . . . . . . . . . . . . . . .       2,061           248
           Amortization of deferred financing costs  . . . . . . . . . . . . .         106             -
           Amortization of discount on notes payable . . . . . . . . . . . . .         330             -
           Increase (decrease) in cash resulting
             from changes in working capital items:
                 Accounts receivable and other current assets  . . . . . . . .     (1,384)          (347)
                 Accounts payable and other current liabilities  . . . . . . .       1,730        (1,551)
                                                                                 -----------    ----------
           Net cash used by operating activities . . . . . . . . . . . . . . .      (3,661)       (4,054)
                                                                                 -----------    ----------
 Investing activities:
      Decrease (increase) in marketable securities . . . . . . . . . . . . . .      28,973         2,240
      Capital expenditures                                                          (2,568)       (1,948)
      Acquisitions of businesses, net of acquired cash . . . . . . . . . . . .     (19,340)         -
      Additions to intangibles . . . . . . . . . . . . . . . . . . . . . . . .         (13)         -
      Increase in other assets . . . . . . . . . . . . . . . . . . . . . . . .          94          (203)
                                                                                 -----------    ----------
           Net cash provided by investing activities . . . . . . . . . . . . .       7,146            89
                                                                                 -----------    ----------

 Financing activities:
      Proceeds from exercise of stock options  . . . . . . . . . . . . . . . .         389            21
      Redemption of preference shares of subsidiary  . . . . . . . . . . . . .       (206)          -
      Net borrowings under line-of-credit facilities . . . . . . . . . . . . .         241          -
      Payments of debt obligations . . . . . . . . . . . . . . . . . . . . . .       (495)            (2)
      Increase (decrease) in long term liabilities . . . . . . . . . . . . . .       (107)          -
                                                                                 -----------    ----------
           Net cash (used by) provided by financing activities . . . . . . . .       (178)            19
                                                                                 -----------    ----------
 Effect of exchange rate changes on cash   . . . . . . . . . . . . . . . . . .        (43)          -
                                                                                 -----------    ----------
 Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . . .       3,264        (3,946)
 Cash and cash equivalents, beginning of period  . . . . . . . . . . . . . . .       5,548         5,282
                                                                                 -----------    ----------
 Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . . . .       8,812         1,336
 Marketable securities and restricted cash, end of period  . . . . . . . . .        53,727        52,978
                                                                                 -----------    ----------
 Cash, cash equivalents and marketable securities, end of period . . . . . . .   $  62,539      $ 54,314
                                                                                 ===========    ==========





   The accompanying notes are an integral part of these financial statements.

                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME -- UNAUDITED
                                 (IN THOUSANDS)





                                                                         Three Months Ended
                                                                              March 31,
                                                                     ------------------------
                                                                         1998          1997
                                                                     -----------   ----------
 Net (loss) income . . . . . . . . . . . . . . . . . . . . . . . . . $   (6,504)    $ (2,404)

 Foreign currency translation adjustments  . . . . . . . . . . . . .     (1,451)           -

                                                                     -----------   ----------
 Comprehensive (loss) income . . . . . . . . . . . . . . . . . . . . $   (7,955)    $ (2,404)
                                                                     ===========   ==========




   The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

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

         Prior to the quarter ended September 30, 1997, the Company did not have significant commercial revenues and its efforts had been principally devoted to research and development; therefore, the Company was considered to be in the development stage. However, as a result of the Company's 1997 business acquisitions and the 1997 launch of its Soft Chew calcium supplement product, the Company is no longer considered to be in the development stage.

         The accompanying consolidated financial statements include the accounts of Fuisz Technologies Ltd. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The information at March 31, 1998 and for the three months ended March 31, 1998 and 1997, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which the management of the Company believes necessary for fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997, included in the Company's 1997 Annual Report on Form 10-K.

2.       COMPREHENSIVE INCOME

         As of March 31, 1998, the Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires additional disclosures with respect to certain changes in assets and liabilities that previously were not required to be reported as results of operations for the period.

3.       ACQUISITION

         In March 1998, the Company completed the acquisition (effective February 1, 1998) of all of the issued and outstanding equity interests of Dr. Rentschler GmbH & Co. Medizin KG ("Medizin KG"), a subsidiary of Dr. Rentschler Arzneimittel GmbH & Co., a pharmaceutical sales and distribution limited partnership based in Laupheim, Germany, for an aggregate purchase price of approximately $19.4 million in cash, including expenses. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $19.2 million will be allocated between product licenses and goodwill and will be amortized over five to fifteen years.

         This acquisition was accounted for under the purchase method of accounting. The results of operations of Medizin KG are included in the Company's consolidated statements of operations since February 1, 1998, the effective date on which it became owned by the Company. The final allocation of the purchase price is subject to further review and is therefore subject to change. However, that allocation is not expected to differ materially from the initial allocation.

4.       INVENTORY

         Inventory consists of the following at March 31, 1998.

                                          (in  thousands)
                                         -----------------
 Raw materials                              $      2,219
 Work in process                                     881
 Finished goods                                    2,675
                                         -----------------
                                            $      5,775
                                         =================



5.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company believes that the carrying amount of certain of its financial instruments, which include cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities, term loans and installment notes approximate fair value due to the relatively short maturity of these instruments. As of March 31, 1998, the fair value of the $75.0 million aggregate principal amount of 7% Convertible Subordinated Debentures due October 15, 2004, was approximately $82,500,000.

6.       RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which became effective for reporting periods beginning after December 15, 1997. Interim reporting is not required under SFAS No. 131 prior to adoption. SFAS No. 131 requires financial and descriptive information with respect to "operating segments" of an entity based on the way management makes internal operating decisions. The Company will begin making the disclosures required by SFAS No. 131 for its operating segments with financial statements for the period ending December 31, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

NOTICE CONCERNING FORWARD-LOOKING STATEMENTS

         This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The actual future results of Fuisz Technologies Ltd. may differ materially due to a number of factors, including but not limited to, dependence on collaborative partners, capital requirements, risk of manufacturing scale-up, product commercialization including delays of introductions of new products or enhancements, size and timing of individual orders, rapid technological changes, acquisitions of marketing and sales distribution organizations, market acceptance of new products, regulatory approvals, and future competition. These and other factors are more fully discussed in the Company's Annual Report on Form 10-K in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         Prior to the quarter ended September 30, 1997, the Company did not have significant commercial revenues and its efforts had been principally devoted to research and development; therefore, the Company was considered to be in the development stage. However, as a result of the Company's 1997 business acquisitions (see below) and the 1997 launch of its Soft Chew calcium supplement product, the Company is no longer considered to be in the development stage.

         Since January 1, 1997, the Company significantly expanded its operations with the i) opening of offices in Dublin, Ireland for its international administrative and business development activities, ii) establishment of a research and development facility outside of Dublin, iii) completion of five business acquisitions, iv) purchase of two product licenses and v) expansion of its research and development and production facilities in Virginia. The five business acquisitions were of Laboratoires Murat ("Murat"), Pangea Ltd. ("Pangea"), Clonmel Healthcare Limited ("Clonmel"), Istoria Farmaceutici ("Istoria"), and Dr. Rentschler GmbH & Co. Medizin KG ("Medizin KG"), which are collectively referred to herein as the "Acquired Companies." Each of the acquisitions was accounted for as a purchase and, accordingly, their operating results have been included in the Company's consolidated financial statements since the respective dates of acquisition. Four of the Acquired Companies provide a substantial portion of their products and services in Europe. Consequently, the Company derives a significant portion of its consolidated revenues from its European operations.

         The Company has not been profitable to date, on a full fiscal year basis, and expects to incur additional losses in the near term, primarily due to the continuation of its research and development activities and the expansion of its manufacturing operations.

RESULTS OF OPERATIONS

         Operating revenues were $14,003,000 for the quarter ended March 31, 1998, compared to $1,851,000 for the quarter ended March 31, 1997, an increase of $12,152,000. The increase is primarily due to the inclusion of $11,847,000 of product sales from the Acquired Companies, all of which were acquired subsequent to March 31, 1997.

         Cost of sales was $7,332,000 for the quarter ended March 31, 1998, with no corresponding amount for the quarter ended March 31, 1997. The increase was due to the inclusion of the cost of product sales by the Acquired Companies.

         Research and development expenses were $5,407,000 for the quarter ended March 31, 1998, compared to $3,175,000 for the quarter ended March 31, 1997, an increase of $2,232,000. The increase was primarily due to increases in research personnel, pharmaceutical bioavailability studies and materials and supplies necessary to support the Company's additional development and license agreements and the Company's continued emphasis on developing its own product applications.

         General and administrative expenses were $7,089,000 for the quarter ended March 31, 1998, compared to $1,860,000 for the quarter ended March 31, 1997, an increase of $5,229,000. The increase was primarily due to increases in personnel (primarily sales personnel) and expanded administrative activities associated with the operations of the Acquired Companies and the start-up of the international facilities in Ireland.

         Net interest expense was $679,000 for the quarter ended March 31, 1998, compared to net interest income of $780,000 for the quarter ended March 31, 1997, a net increase in interest expense of $1,459,000. The increase in net interest expense was primarily due to the interest expense associated with the 7% Convertible Subordinated Debentures issued in October 1997 which was partially offset by additional interest income resulting from an increase in the average balance of funds available for investment.

         As a result of the foregoing, the net loss was $6,504,000 for the quarter ended March 31, 1998, compared to a net loss of $2,404,000 for the quarter ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1998, the Company's portfolio of cash and marketable securities totaled $62.5 million (including $9.6 million which is pledged as collateral for the installment notes issued in connection with the purchase of Clonmel), compared to $88.9 million as of December 31, 1997. Major uses of cash during the first quarter of 1998 included $19.4 million for the acquisition of Medizin KG (see below), $500,000 for installment note and term loan obligations, $2.6 million in capital expenditures and $5.4 million of research and development expenses.

         In March 1998, the Company completed the acquisition of all the issued and outstanding equity interests of Dr. Rentschler GmbH & Co. Medizin KG ("Medizin KG"), a subsidiary of Dr. Rentschler Arzneimittel GmbH & Co., a pharmaceutical sales and distribution limited partnership based in Laupheim, Germany, for an aggregate purchase price of approximately $19.4 million in cash, including expenses. During the next several years, the Company may periodically evaluate additional acquisitions of businesses, products and technologies that extend or enhance the Company's current business and line of products.

         During 1998, the Company anticipates capital expenditures ranging from $17.0 to $19.0 million. Such expenditures will be used to further expand and improve the Company's laboratory and production facilities in both Virginia and Ireland.

         The Company has a $15.0 million equipment leasing line of credit (the "Equipment LOC") with an outside group of lenders. The Equipment LOC is available through June 30, 1999, provides equipment financing under three or four year operating leases, and may be utilized to finance a portion of the 1998 capital expenditures mentioned above (approximately $1.1 million of equipment was financed during the first quarter of 1998). Through March 31, 1998, the Company has financed a total of approximately $4.4 million of equipment under the Equipment LOC.

         The Company's long-term debt consists of notes payable of $92.2 million as of March 31, 1998. Notes payable includes $75.0 million related to the Company's 7% Convertible Subordinated Debentures (the "Debentures") due October 15, 2004. The Debentures were privately placed on October 22, 1997 and the Company received net proceeds of approximately $72.8 million related to the sale thereof. The Debentures are subordinated to the Company's present and future Senior Indebtedness (as defined) and interest is payable semiannually. In addition, long-term debt includes $10.8 million (using March 31, 1998 exchange rates) related to installment notes issued in connection with the acquisition of Clonmel, net of discount, and $6.4 million (using March 31, 1998 exchange rates) related to term loans and other long-term obligations, net of discount. Maturities of notes payable during the next twelve months, excluding maturities which are being financed, will be approximately $2.1 million. The Company has available international banking lines of credit totaling approximately $2.4 million for short-term financing.

         In connection with the September 1997 acquisition of Clonmel, the Company assumed the obligation of the 750,000 cumulative redeemable preference shares of Clonmel. Cumulative dividends of 3% on 300,000 shares and 6.5% on 450,000 shares are payable annually. Clonmel redeemed 150,000 shares in February 1998 for approximately $206,000 and is required to redeem 600,000 shares in June 1998 at a redemption rate of IR(Irish Pound)1 per share plus accrued dividends.

         The Company expects to continue to incur substantial expenses related to further research and development of its technologies and products, increased staffing levels, acquisition and support of patent rights, additional capital equipment for research and development activities and facility expansion. The Company expects to incur additional losses in the near term. The Company expects that, at least for the near term, its revenues will be derived principally from product sales, development and license fees and, to a lesser extent, royalties from collaborative partners. In addition, pending disbursement for capital expenditures and working capital, the Company expects to realize income from the investment of the funds generated in its October 1997 Debenture offering. The Company believes that the currently available funds and internally generated cash flow will be adequate to meet the Company's cash needs through 1999.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," which became effective for reporting periods beginning after December 15, 1997. Interim reporting is not required under SFAS No. 131 prior to adoption. SFAS No. 131 requires financial and descriptive information with respect to "operating segments" of an entity based on the way management makes internal operating decisions. The Company will begin making the disclosures required by SFAS No. 131 for its operating segments with financial statements for the period ending December 31, 1998.

IMPACT OF YEAR 2000

         The Company is developing plans to address the possible exposures related to the impact on its computer systems for the Year 2000. Key financial, information and operational systems are being assessed and plans are being developed to address system modifications required by December 31, 1999. The financial impact of making the required systems changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows. There can be no assurance, however, that the Company will be able to identify all aspects of its business that are subject to Year 2000 problems, or identify Year 2000 problems of customers or suppliers that affect the Company's business. There also can be no assurance that the Company's software vendors are correct in their assertions that the software is Year 2000 compliant or that the Company's estimate of the cost of systems preparation for Year 2000 compliance will prove ultimately to be accurate.

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

ITEM 2.  CHANGES IN SECURITIES
                 None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                 None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                 None

ITEM 5.  OTHER INFORMATION
                 None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Exhibits
                  27.0    Financial Data Schedule

         (b)  Reports on Form 8-K
                  Current report on Form 8-K, dated March 12, 1998, regarding Acquisition of Dr. Rentschler GmbH & Co. Medizin KG.

                  Current report on Form 8-K dated March 24, 1998, regarding the Company's new focus on the development and manufacture of products incorporating Fuisz's patented technology and that Fuisz and McNeil Consumer Products Company have agreed not to proceed together.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FUISZ TECHNOLOGIES LTD.
Date:       May 15, 1998                By:      /S/ Patrick D. Scrivens
       -----------------------               -------------------------------
                                             Patrick D. Scrivens
                                             Executive Vice President and
                                                Chief Financial Officer

Date:       May 15, 1998                By:     /S/ Lars G. Okeson
       -----------------------               -------------------------------
                                             Lars G. Okeson
                                             Controller
                                               (Principal Accounting Officer)