Form 10-Q
period 1998-06-30
FUISZ TECHNOLOGIES LTD
filed 1998-08-14
CIK 873064

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

    x       Quarterly report pursuant to Section 13 or 15(d) of the Securities
--------    Exchange Act of   1934.  For the quarterly period ended June
            30, 1998.

            Transition report pursuant to Section 13 or 15(d) of the
-------- Securities Exchange Act of 1934. For the transition period from ________ to _____________.

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

As of July 31, 1998, the Registrant has outstanding 22,326,492 shares of Common Stock, par value $.01.

================================================================================

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)


                                                                                   JUNE 30,         DECEMBER 31,
                                                                                     1998              1997
                                                                                 ------------      -------------
                                     ASSETS                                       (Unaudited)

 Current assets:
      Cash and cash equivalents  . . . . . . . . . . . . . . . . . . .            $     8,622        $     5,548
      Marketable securities  . . . . . . . . . . . . . . . . . . . . .                 38,861             73,134
      Accounts receivable, trade . . . . . . . . . . . . . . . . . . .                 12,984             10,237
      Inventory  . . . . . . . . . . . . . . . . . . . . . . . . . . .                  5,376              5,375
      Other current assets . . . . . . . . . . . . . . . . . . . . . .                  1,950              1,263
                                                                                 -------------      ------------
           Total current assets  . . . . . . . . . . . . . . . . . . .                 67,793             95,557
 Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . .                  9,800             10,255
 Property, plant and equipment, net  . . . . . . . . . . . . . . . . .                 24,255             22,941
 Intangibles, net  . . . . . . . . . . . . . . . . . . . . . . . . . .                 51,184             34,883
 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  4,676              6,484
                                                                                 -------------      ------------
        Total assets . . . . . . . . . . . . . . . . . . . . . . . . .            $   157,708        $   170,120
                                                                                 =============      ============

       LIABILITIES, REDEEMABLE PREFERENCE SHARES AND STOCKHOLDERS' EQUITY

 Current liabilities:
     Lines of credit . . . . . . . . . . . . . . . . . . . . . . . . .            $     1,125        $     1,042
     Current portion of notes payable  . . . . . . . . . . . . . . . .                  2,081              2,605
     Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . .                  8,195              9,047
     Accrued liabilities and other . . . . . . . . . . . . . . . . . .                  4,804              4,305
     Deferred revenue  . . . . . . . . . . . . . . . . . . . . . . . .                    209                622
                                                                                 -------------      ------------
        Total current liabilities  . . . . . . . . . . . . . . . . . .                 16,414             17,621
 Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 90,651             90,055
 Deferred revenue  . . . . . . . . . . . . . . . . . . . . . . . . . .                  1,072              1,131
 Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .                  1,123                532
                                                                                 -------------      ------------
        Total liabilities  . . . . . . . . . . . . . . . . . . . . . .                109,260            109,339
                                                                                 -------------      ------------
 Commitments and contingencies

 Redeemable preference shares of subsidiary  . . . . . . . . . . . . .                    948              1,173
                                                                                 -------------      ------------


 Stockholders' equity:
   Preferred stock, par value $.01 per share; authorized 1,000,000 shares;
      none issued or outstanding . . . . . . . . . . . . . . . . . . .                     --                 --
   Common stock, par value $.01 per share; authorized 50,000,000 shares;
      issued and outstanding 22,326,492 and 22,189,462 shares,
      respectively . . . . . . . . . . . . . . . . . . . . . . . . . .                    223                222
   Additional paid-in capital  . . . . . . . . . . . . . . . . . . . .                110,197            109,332
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . .               (61,478)           (49,055)
   Accumulated other comprehensive income (loss) . . . . . . . . . . .                (1,442)              (891)
                                                                                 -------------      ------------
      Total stockholders' equity . . . . . . . . . . . . . . . . . . .                 47,500             59,608
                                                                                 -------------      ------------
      Total liabilities, redeemable preference shares and stockholders' equity    $   157,708        $   170,120
                                                                                 =============      ============



  The accompanying notes are an integral part of these consolidated financial statements.

                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS -- UNAUDITED
                                 (IN THOUSANDS)




                                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                                           JUNE 30,                  JUNE 30,
                                                  --------------------------   ---------------------
                                                     1998           1997         1998        1997
                                                  -----------     ----------   --------    ---------
 Operating revenues:
      Product sales  . . . . . . . . . . .          $ 12,130       $    733   $  23,977    $     733
      Research and development . . . . . .             1,151          2,002       2,833        3,572
      Licensing fees . . . . . . . . . . .             1,950          2,950       1,950        2,980
      Royalties  . . . . . . . . . . . . .             1,000            210       1,000          460
      Other  . . . . . . . . . . . . . . .                73              -         547            -
                                                  -----------     ----------   --------    ---------
           Total operating revenues  . . .            16,304          5,895      30,307        7,745
                                                  -----------     ----------   --------    ---------


 Operating expenses:
      Cost of sales  . . . . . . . . . . .             7,518            342      14,850          342
      Research and development . . . . . .             6,252          3,530      11,659        6,704
      General and administrative . . . . .             7,557          3,076      14,646        4,936
      Other operating expenses . . . . . .                 -          2,400           -        2,400
                                                  -----------     ----------   --------    ---------
           Total operating expenses  . . .            21,327          9,348      41,155       14,382
                                                  -----------     ----------   --------    ---------
 Net operating loss  . . . . . . . . . . .           (5,023)        (3,453)    (10,848)      (6,637)
                                                  -----------     ----------   --------    ---------


 Other income (expense):
      Interest income  . . . . . . . . . .               788            586       1,862        1,366
      Interest expense . . . . . . . . . .           (1,660)           (16)     (3,413)         (16)
                                                  -----------     ----------   --------    ---------
           Total other income (expense). .             (872)            570     (1,551)        1,350
                                                  -----------     ----------   --------    ---------

 Net loss  . . . . . . . . . . . . . . . .        $  (5,895)      $ (2,883)   $(12,399)    $ (5,287)
                                                  ===========     ==========  =========    =========

 Net loss per share (basic and diluted). .        $   (0.26)      $  (0.14)   $  (0.56)    $  (0.26)
                                                  ===========     ==========  =========    =========

 Weighted average shares outstanding
     (basic and diluted) . . . . . . . . .            22,298         20,743      22,259       20,719
                                                  ===========     ==========  =========    =========





  The accompanying notes are an integral part of these consolidated financial statements.

                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS -- UNAUDITED
                                 (IN THOUSANDS)


                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                          ----------------------------
                                                                              1998            1997
                                                                          -----------     ------------
 Operating activities:
      Net loss . . . . . . . . . . . . . . . . . . . . . .                 $(12,399)      $  (5,287)
      Adjustments to reconcile net loss to net cash
         used by operating activities:
           Depreciation and amortization . . . . . . . . .                     4,252             572
           Amortization of deferred financing costs  . . .                       212               -
           Amortization of discount on notes payable . . .                       593               -
           Increase (decrease) in cash resulting from changes
                in working capital items:
                 Accounts receivable and other current assets                (2,004)           (713)
                 Accounts payable and other current liabilities              (1,748)           1,059
                                                                          -----------     ------------
           Net cash used by operating activities . . . . .                  (11,094)         (4,369)
                                                                          -----------     ------------

 Investing activities:
      Decrease in marketable securities  . . . . . . . . .                    34,273          19,788
      Capital expenditures   . . . . . . . . . . . . . . .                   (1,936)         (4,866)
      Acquisitions of businesses, net of acquired cash . .                  (19,403)         (6,059)
      Additions to intangibles . . . . . . . . . . . . . .                      (91)           (100)
      Decrease (increase) in other assets  . . . . . . . .                     1,433         (1,416)
                                                                          -----------     ------------
           Net cash provided by investing activities . . .                    14,276           7,347
                                                                          -----------     ------------
 Financing activities:
      Proceeds from exercise of stock options  . . . . . .                       866             150
      Proceeds from exercise of stock warrants . . . . . .                         -             156
      Redemption of preference shares of subsidiary  . . .                     (209)               -
      Net borrowings under line of credit agreements . . .                        88           (686)
      Payments of debt obligations . . . . . . . . . . . .                     (604)           (556)
      Increase (decrease) in long-term liabilities . . . .                     (221)               -
                                                                          -----------     ------------
           Net cash used by financing activities . . . . .                      (80)           (936)
                                                                          -----------     ------------
 Effect of exchange rate changes on cash . . . . . . . . .                      (28)            (25)
                                                                          -----------     ------------
 Net increase in cash and cash equivalents . . . . . . . .                     3,074           2,017

 Cash and cash equivalents, beginning of period  . . . . .                     5,548           5,282
                                                                          -----------     ------------
 Cash and cash equivalents, end of period  . . . . . . . .                     8,622           7,299

 Marketable securities, end of period  . . . . . . . . . .                    48,661          35,430
                                                                          -----------     ------------
 Cash, cash equivalents and marketable securities, end of period           $  57,283      $   42,729
                                                                          ===========     ============





  The accompanying notes are an integral part of these consolidated financial statements.

                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) -- UNAUDITED
                                 (IN THOUSANDS)


                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                                      JUNE 30,                   JUNE 30,
                                               ---------------------      ----------------------
                                                 1998          1997          1998         1997
                                               --------      --------      --------     --------

Net loss  . . . . . . . . . . . . . . .        $ (5,895)     $ (2,883)    $ (12,399)   $  (5,287)


Foreign currency translation adjustments             900          (25)         (551)         (25)

                                             ------------   ----------   -----------  -----------
Comprehensive loss  . . . . . . . . . .        $ (4,995)     $ (2,908)    $ (12,950)   $  (5,312)
                                             ============   ==========   ===========  ===========



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


         The accompanying consolidated financial statements include the accounts of Fuisz Technologies Ltd. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The information at June 30, 1998 and for the six months ended June 30, 1998 and 1997, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which the management of the Company believes necessary for fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997, included in the Company's 1997 Annual Report on Form 10-K.

2.       COMPREHENSIVE INCOME

         As of March 31, 1998, the Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires additional disclosures with respect to certain changes in assets and liabilities that previously were not required to be reported as results of operations for the period.

3.       ACQUISITION

         In March 1998, the Company completed the acquisition (effective February 1, 1998) of all of the issued and outstanding equity interests of Dr. Rentschler GmbH & Co. Medizin KG ("Fuisz Pharma KG"), a subsidiary of Dr. Rentschler Arzneimittel GmbH & Co., a pharmaceutical sales and distribution limited partnership based in Laupheim, Germany, for an aggregate purchase price of approximately $19.4 million in cash, including expenses. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $19.2 million will be allocated between goodwill and other intangible assets and will be amortized over five to fifteen years.


         This acquisition was accounted for under the purchase method of accounting. The results of operations of Fuisz Pharma KG are included in the Company's consolidated statements of operations since February 1, 1998, the effective date on which it became owned by the Company. The final allocation of the purchase price is subject to further review and is therefore subject to change. However, that allocation is not expected to differ materially from the initial allocation.

4.       INVENTORY

         Inventory consists of the following at June 30, 1998 and December 31, 1997:

                                                         (in thousands)
                                                ---------------------------------
                                                   June 30,          December 31,
                                                    1998                 1997
                                                --------------     --------------
 Raw materials                                  $       2,343      $       1,874
 Work in process                                        1,021              1,130
 Finished goods                                         2,012              2,371
                                                --------------     --------------
                                                $       5,376       $      5,375
                                                ==============     ==============



5.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company believes that the carrying amount of certain of its financial instruments, which include cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities, term loans and installment notes approximates fair value due to the relatively short maturity of these instruments. As of June 30, 1998, the fair value of the $75.0 million aggregate principal amount of 7% Convertible Subordinated Debentures due October 15, 2004, was approximately $84.8 million.

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

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company will be required to adopt this new accounting standard beginning with the quarter ended March 31, 2000. The Company believes that the effect of adoption of SFAS No. 133 will not be significant.

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

  During the first half of 1998, the Company signed several new agreements for various drug formulations that incorporate the Company's technology. One of these agreements, with the Whitehall-Robins Healthcare Division of American Home Products Corporation, represents the Company's first external licensing of an internally-developed drug project. In addition, during the first half of 1998, two of the Company's partners submitted registrations for product approval to governmental regulatory authorities for OTC and prescription drug formulations that incorporate the Company's technology. Following the acquisition of four businesses in 1997, in March 1998, the Company completed the acquisition of all of the outstanding equity interests of Dr. Rentschler GmbH & Co. Medizin KG ("Fuisz Pharma KG"), a pharmaceutical sales and distribution limited partnership based in Laupheim, Germany, for approximately $19.4 million. The five acquired companies are collectively referred to herein as the "Acquired Companies." Each of the acquisitions was accounted for as a purchase and, accordingly, their operating results have been included in the Company's consolidated financial statements since the respective date of acquisition. Four of the Acquired Companies provide a substantial portion of their products and services in Europe. Consequently, the Company derives a significant portion of its consolidated revenues from its European operations. Finally, the Company has continued this year to devote significant resources to the expansion of its research and development and production capabilities in Virginia and Ireland as part of its ongoing investment in product research and development for Company internal and partner projects.

  The Company has not been profitable to date, on a full fiscal year basis, and expects to incur additional losses in the near term, primarily due to the continuation of its research and development activities and the expansion of its manufacturing operations.

RESULTS OF OPERATIONS

   Operating revenues were $16,304,000 for the quarter ended June 30, 1998 and $30,307,000 for the six months ended June 30, 1998, compared to $5,895,000 for the quarter ended June 30, 1997 and $7,745,000 for the six months ended June 30, 1997. The increases were primarily due to the inclusion of product sales from each of the five Acquired Companies for a full six months in 1998, except Fuisz Pharma KG, which was acquired effective February 1, 1998. Corresponding amounts for 1997 include product sales for only two of the Acquired Companies, which were each realized after its respective date of acquisition.

   Cost of sales was $7,518,000 for the quarter ended June 30, 1998 and $14,850,000 for the six months ended June 30, 1998, compared to $342,000 for the quarter and six months ended June 30, 1997. The increase was due to the increased cost of product sales by the Acquired Companies associated with the increase in product sales as discussed in the preceding paragraph.

   Research and development expenses were $6,252,000 for the quarter ended June 30, 1998 and $11,659,000 for the six months ended June 30, 1998, compared to $3,530,000 for the quarter ended June 30, 1997 and $6,704,000 for the six months ended June 30, 1997. The increase was primarily due to increases in research personnel, pharmaceutical bioavailability studies and materials and supplies necessary to support the Company's continued investment in product research and development for Company internal and partner projects.

   General and administrative expenses were $7,557,000 for the quarter ended June 30, 1998 and $14,646,000 for the six months ended June 30, 1998, compared to $3,076,000 for the quarter ended June 30, 1997 and $4,936,000 for the six months ended June 30, 1997. The increase was primarily due to increases in personnel (primarily sales personnel), selling and marketing costs and expanded administrative activities associated with the operations of the Acquired Companies.

   Net interest expense was $872,000 for the quarter ended June 30, 1998 and $1,551,000 for the six months ended June 30, 1998, compared to net interest income of $570,000 for the quarter ended June 30, 1997 and $1,350,000 for the six months ended June 30, 1997. The increase in net interest expense was primarily due to the interest expense associated with the 7% Convertible Subordinated Debentures issued in October 1997 which was partially offset by additional interest income resulting from an increase in the average balance of funds available for investment.

   As a result of the foregoing, the net loss was $5,895,000 for the quarter ended June 30, 1998 and $12,399,000 for the six months ended June 30, 1998, compared to a net loss of $2,883,000 for the quarter ended June 30, 1997 and $5,287,000 for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

  As of June 30, 1998, the Company's portfolio of cash and marketable securities totaled $57.3 million (including $9.8 million which is pledged as collateral for the installment notes issued in connection with the purchase of Clonmel), compared to $88.9 million as of December 31, 1997. Major uses of cash during the first half of 1998 included approximately $19.4 million for the acquisition of Fuisz Pharma KG (see below), $600,000 for installment note and term loan obligations, $1.9 million in capital expenditures financed by the Company and $8.8 million on Company-sponsored research and development.

  In March 1998, the Company completed the acquisition of all the issued and outstanding equity interests of Fuisz Pharma KG, for an aggregate purchase price of approximately $19.4 million in cash, including expenses. During the next several years, the Company may periodically evaluate additional acquisitions of businesses, products and technologies that extend or enhance the Company's current business and line of products.

  During 1998, the Company anticipates capital expenditures ranging from $17.0 to $19.0 million, some of which may be financed with the equipment leasing line of credit discussed below. Such expenditures will be used to further expand and improve the Company's laboratory and production facilities in both Virginia and Ireland.

  The Company has an $18.0 million equipment leasing line of credit (the "Equipment LOC") with an outside group of lenders. The Equipment LOC is available through June 30, 1999, provides equipment financing under three or four year operating leases, and may be utilized to finance a portion of the 1998 capital expenditures mentioned above (approximately $6.5 million of equipment was financed during the first half of 1998). Through June 30, 1998, the Company has financed a total of approximately $9.9 million of equipment under the Equipment LOC.

  The Company's long-term debt consists of notes payable of $92.7 million as of June 30, 1998. Notes payable includes $75.0 million related to the Company's 7% Convertible Subordinated Debentures (the "Debentures") due October 15, 2004. The Debentures were privately placed on October 22, 1997 and the Company received net proceeds of approximately $72.8 million related to the sale thereof. The Debentures are subordinated to the Company's present and future Senior Indebtedness (as defined) and interest is payable semiannually. In addition, long-term debt includes $11.2 million (using June 30, 1998 exchange rates) related to installment notes issued in connection with the acquisition of Clonmel Healthcare Limited ("Clonmel"), net of discount, and $6.5 million (using June 30, 1998 exchange rates) related to term loans and other long-term obligations, net of discount. Maturities of notes payable during the next twelve months, excluding maturities which are being financed, will be approximately $2.1 million. The Company has available international banking lines of credit totaling approximately $2.4 million for short-term financing.

  In connection with the September 1997 acquisition of Clonmel, the Company assumed the obligation of the 750,000 cumulative redeemable preference shares of Clonmel. Cumulative dividends of 3% on 300,000 shares and 6.5% on 450,000 shares are payable annually. Clonmel redeemed 150,000 shares in February 1998 for approximately $209,000 and redeemed the remaining 600,000 shares in July 1998 for approximately $950,000, including accrued dividends.

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

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company will be required to adopt this new accounting standard beginning with the quarter ended March 31, 2000. The Company believes that the effect of adoption of SFAS No. 133 will not be significant.

IMPACT OF YEAR 2000

  The Company is developing plans to address the possible exposures related to the impact on its computer systems for the Year 2000. Key financial information and operational systems are being assessed and plans are being developed to address system modifications required by December 31, 1999. The financial impact of making the required systems changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows. There can be no assurance, however, that the Company will be able to identify all aspects of its business that are subject to Year 2000 problems, or identify Year 2000 problems of customers or suppliers that affect the Company's business. There also can be no assurance that the Company's software vendors are correct in their assertions that the software is Year 2000 compliant or that the Company's estimate of the cost of systems preparation for Year 2000 compliance will prove ultimately to be accurate.

                                    PART II
                               OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

                 The Company is currently not a party to any material legal proceedings.

ITEM 2.          CHANGES IN SECURITIES
                 None

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES
                 None

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                 The Company held its Annual Meeting of Shareholders on May 21, 1998 for the purpose of electing one director to serve a two-year term expiring in 2000 and three directors to serve three-year terms expiring in 2001 and to ratify the appointment of Coopers & Lybrand, L.L.P. as the Company's independent public accountants for the year ending December 31, 1998. The number of votes cast for or against each director nominee is as follows:

            Director Nominee      Term Expiration  Votes For        Votes Withheld
            ----------------      ---------------  ---------        --------------

            Daniel Tierney                2000     20,512,008              45,910
            Louis Lauer                   2001     20,510,330              47,588
            Kenneth W. McVey              2001     20,510,780              47,138
            Donald E. O'Neill             2001     20,510,208              47,710

                 Messrs. Richard C. Fuisz and Antone J. Lazos will continue to serve as Class I directors, until their terms expire at the Company's 1999 Annual Meeting, and Messrs. John R. Fuisz and Fredrik C. Schreuder will continue to serve as Class II directors, until their terms expire at the Company's 2000 Annual Meeting, and, in each case, when their successors are elected and qualified.

                 The proposal to ratify the appointment of Coopers & Lybrand, L.L.P. as the Company's independent public accountants for the year ending December 31, 1998 received 20,481,615 votes for and 37,246 votes against. There were 39,057 abstentions.

ITEM 5.          OTHER INFORMATION

                 Under the Company's Amended and Restated Bylaws (the "Bylaws"), a stockholder who wishes to propose business for consideration at the Company's Annual Meeting of Stockholders to be held in 1999 or to nominate persons for election to the Board of Directors must deliver to the Company no later than March 10, 1999 the information specified in the Company's Bylaws regarding such proposal or nomination. Under the SEC's Rule 14a-4, as recently amended, the Company may exercise discretionary voting authority under proxies it solicits to vote on proposals made by stockholders not seeking to include such proposals in the Company's proxy statement pursuant to Rule 14a-8, unless the proposing stockholder notifies the Company about the proposal on or prior to March 10, 1999 and satisfies the other requirements of Rule 14a-4(c). Separately, under SEC Rule 14a-8, a stockholder wishing to submit a proposal that qualifies for inclusion in the Company's proxy statement must submit his or her proposal to the Company on or before December 10, 1998 and must satisfy the other requirements of SEC Rule 14a-8.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Exhibits
                  27.0    Financial Data Schedule

         (b)  Reports on Form 8-K
                  Current report on Form 8-K, dated July 20, 1998, regarding signing of an agreement with the Whitehall-Robins Healthcare Division of American Home Products Corporation.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      FUISZ TECHNOLOGIES LTD.
Date:    August 14, 1998              By:      /S/ Patrick D. Scrivens
        ----------------                   -----------------------------
                                           Patrick D. Scrivens
                                           Executive Vice President and
                                              Chief Financial Officer

Date:    August 14, 1998              By:      /S/ Lars G. Okeson
         ---------------                   ---------------------------------
                                           Lars G. Okeson
                                           Controller
                                              (Principal Accounting Officer)