Form 10-Q
period 1998-09-30
FUISZ TECHNOLOGIES LTD
filed 1998-11-13
CIK 873064

--------------------------------------------------------------------------------

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

    x    Quarterly report pursuant to Section 13 or 15(d) of the Securities
-------- Exchange Act of 1934. For the quarterly period ended September 30,
         1998.

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

As of October 31, 1998, the Registrant has outstanding 21,767,217 shares of Common Stock, par value $.01.

--------------------------------------------------------------------------------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)


                                                                                     SEPTEMBER 30,       DECEMBER 31,
                                                                                         1998                1997
                                                                                    ----------------    ----------------
                                      ASSETS                                          (Unaudited)
Current assets:
     Cash and cash equivalents...........................................           $        10,223     $         5,548
     Marketable securities...............................................                    28,288              73,134
     Accounts receivable, trade..........................................                    15,731              10,237
     Inventory...........................................................                     5,806               5,375
     Other current assets................................................                     1,395               1,263
                                                                                    ----------------    ----------------
          Total current assets...........................................                    61,443              95,557
Restricted cash..........................................................                    10,500              10,255
Property, plant and equipment, net.......................................                    26,507              22,941
Intangibles, net.........................................................                    54,858              34,883
Other assets.............................................................                     3,432               6,484
                                                                                    ----------------    ----------------
       Total assets......................................................           $       156,740     $       170,120
                                                                                    ================    ================


        LIABILITIES, REDEEMABLE PREFERENCE SHARES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Lines of credit......................................................             $      1,473        $       1,042
    Current portion of long-term debt....................................                    2,122                2,605
    Accounts payable.....................................................                    7,434                9,047
    Accrued liabilities and other........................................                    9,566                4,305
    Deferred revenue.....................................................                    1,137                  622
                                                                                    ---------------     ----------------
       Total current liabilities.........................................                   21,732               17,621
Long-term debt...........................................................                   92,132               90,055
Other liabilities........................................................                    1,627                1,663
                                                                                    ---------------     ----------------
       Total liabilities.................................................                  115,491              109,339
                                                                                    ---------------     ----------------

Commitments and contingencies

Redeemable preference shares of subsidiary...............................                        -                1,173
                                                                                    ---------------     ----------------

Stockholders' equity:
   Preferred stock, par value $.01 per share; authorized 1,000,000 shares;
     none issued or outstanding..........................................                                            --
  Common stock, par value $.01 per share; authorized 50,000,000 shares;
     issued 22,334,417 and 22,189,462 shares, respectively...............                      223                  222
  Additional paid-in capital.............................................                  110,046              109,332
  Accumulated deficit....................................................                  (65,773)             (49,055)
  Treasury stock, at cost; 452,500 shares in 1998........................                   (4,043)                   -
  Accumulated other comprehensive income (loss)..........................                      796                 (891)
                                                                                    ---------------     ----------------
     Total stockholders' equity..........................................                   41,249               59,608
                                                                                    ---------------     ----------------
     Total liabilities, redeemable preference shares and stockholders'
        equity...........................................................           $      156,740      $       170,120
                                                                                    ===============     ================

  The accompanying notes are an integral part of these consolidated financial statements.

                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS -- UNAUDITED
                                 (IN THOUSANDS)


                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                                     ------------------------------    --------------------------
                                                        1998              1997            1998           1997
                                                     ------------      ------------    -----------    -----------
Operating revenues:
     Product sales..........................         $    11,067       $     2,567     $   35,044     $    3,300
     Research and development...............                 569               649          3,402          4,221
     Licensing fees.........................               4,650                 -          6,600          2,980
     Royalties..............................                   -              (250)         1,000            210
     Other..................................                  14                 -            561              -
                                                     ------------      ------------    -----------    -----------

          Total operating revenues..........              16,300             2,966         46,607         10,711
                                                     ------------      ------------    -----------    -----------

Operating expenses:
     Cost of sales..........................               6,147             1,718         20,997          2,060
     Research and development...............               6,289             4,517         17,948         11,221
     General and administrative.............               7,120             3,685         21,766          8,621
     Other operating expenses ..............                   -             2,294              -          4,694
                                                     ------------      ------------    -----------    -----------

          Total operating expenses..........              19,556            12,214         60,711         26,596
                                                     ------------      ------------    -----------    -----------

Net operating loss..........................              (3,256)           (9,248)       (14,104)       (15,885)
                                                     ------------      ------------    -----------    -----------

Other income (expense):
     Interest income........................                 704               554          2,566          1,920
     Interest expense.......................              (1,743)              (76)        (5,156)           (92)
                                                     ------------      ------------    -----------    -----------

          Total other income (expense)......              (1,039)              478         (2,590)         1,828
                                                     ------------      ------------    -----------    -----------


Net loss....................................              (4,295)      $    (8,770)       (16,694)    $  (14,057)
                                                     ============      ============    ===========    ===========


Net loss per share (basic and diluted)......         $     (0.19)      $     (0.41)    $    (0.75)    $    (0.67)
                                                     ============      ============    ===========    ===========

Weighted average shares outstanding
    (basic and diluted).....................              22,190            21,308         22,236         20,949
                                                     ============      ============    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS -- UNAUDITED
                                 (IN THOUSANDS)




                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                               -------------------------------
                                                                                  1998               1997
                                                                               ------------       ------------
Operating activities:
     Net loss.................................................                   $ (16,694)        $  (14,057)
     Adjustments to reconcile net loss to net cash
        used by operating activities:
          Depreciation and amortization.......................                       6,485              1,290
          Amortization of deferred financing costs............                         317                  -
          Amortization of discount on notes payable...........                         796                  -
          Noncash warrant issuance expense....................                           -              2,294
          Increase (decrease) in cash resulting from changes                                                ,
             in working capital items:
             Accounts receivable, inventory and other current
               assets.........................................                      (3,506)              (605)
             Accounts payable and other current liabilities...                       2,391             (1,421)
                                                                               ------------       ------------
          Net cash used by operating activities...............                     (10,211)           (12,499)
                                                                               ------------       ------------

Investing activities:
     Decrease in marketable securities........................                      44,846             28,543
     Capital expenditures ....................................                      (4,266)            (7,589)
     Acquisitions of businesses, net of acquired cash.........                     (19,662)            (6,182)
     Additions to intangibles.................................                      (3,338)                 -
     Decrease (increase) in other assets......................                       2,462             (2,100)
                                                                               ------------       ------------
          Net cash provided by (used by) investing activities.                      20,042             12,672
                                                                               ------------       ------------

Financing activities:
     Purchase of treasury stock...............................                      (4,043)                 -
     Proceeds from exercise of stock options..................                         715                701
     Proceeds from exercise of stock warrants.................                           -                997
     Redemption of preference shares of subsidiary............                      (1,159)                 -
     Net borrowings under line of credit agreements...........                         336              1,131
     Payments of debt obligations.............................                        (828)            (1,331)
     Decrease in long-term liabilities........................                        (392)               (35)
                                                                               ------------       ------------
          Net cash (used by) provided by financing activities.                      (5,371)             1,463
                                                                               ------------       ------------

Effect of exchange rate changes on cash.......................                         215               (192)
                                                                               ------------       ------------

Net increase (decrease) in cash and cash equivalents..........                       4,675              1,444

Cash and cash equivalents, beginning of period................                       5,548              5,282
                                                                               ------------       ------------

Cash and cash equivalents, end of period......................                      10,223              6,726

Marketable securities and restricted cash, end of period......                      38,788             26,788
                                                                               ------------       ------------

Cash, cash equivalents, marketable securities and
    restricted cash, end of period............................                  $   49,011         $   33,514
                                                                               ============       ============

  The accompanying notes are an integral part of these consolidated financial statements.

                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME -- UNAUDITED
                                 (IN THOUSANDS)

                                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                     SEPTEMBER 30,
                                                                --------------------------        --------------------------
                                                                   1998           1997             1998            1997
                                                                -----------    -----------      ------------    ------------
                Net loss....................................     $  (4,295)     $  (8,770)       $  (16,694)     $  (14,057)

                Foreign currency translation adjustments....         2,238           (167)            1,687            (192)

                                                                -----------    -----------      ------------    ------------
                Comprehensive loss..........................     $  (2,057)     $  (8,937)       $  (15,007)     $  (14,249)
                                                                ===========    ===========      ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

         Fuisz Technologies Ltd., a Delaware corporation, was formed on June 9, 1988 (Fuisz Technologies Ltd., together with its wholly owned subsidiaries, is referred to collectively herein as the "Company"). The Company is engaged in the development, manufacture and commercialization of its proprietary technologies for a wide range of pharmaceutical, nutraceutical and food applications. The Company's primary focus is on the commercialization of products incorporating its CEFORM(TM) microsphere technology and its Shearform(TM) technology, including controlled release and rapid dissolve over-the-counter ("OTC") and prescription (or "ethical") pharmaceuticals.

         The accompanying consolidated financial statements include the accounts of Fuisz Technologies Ltd. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The information at September 30, 1998 and for the nine months ended September 30, 1998 and 1997, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which the management of the Company believes necessary for fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997, included in the Company's 1997 Annual Report on Form 10-K.

2.       ACQUISITION

         Effective February 1, 1998, the Company completed the acquisition of all of the issued and outstanding equity interests of Dr. Rentschler GmbH & Co. Medizin KG ("Fuisz Pharma KG"), a subsidiary of Dr. Rentschler Arzneimittel GmbH & Co., a pharmaceutical sales and distribution limited partnership based in Laupheim, Germany, for an aggregate purchase price of approximately $19.4 million in cash, including expenses. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $19.2 million has been allocated between goodwill and other intangible assets and is being amortized over five to fifteen years.

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

3.       INVENTORY

         Inventory consists of the following at September 30, 1998 and December 31, 1997:


                                                    ----------------------------------------
                                                                (in thousands)
                                                    ----------------------------------------
                                                  September 30, 1998     December 31, 1997
                                                  -------------------    -------------------
    Raw materials                                      $       2,685          $       1,874
    Work in process                                              957                  1,130
    Finished goods                                             2,164                  2,371
                                                  -------------------    -------------------
                                                       $       5,806           $      5,375
                                                  ===================    ===================

4.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company believes that the carrying amount of certain of its financial instruments, which include cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities, term loans and installment notes, approximates fair value due to the relatively short maturity of these instruments. As of September 30, 1998, the fair value of the $75.0 million aggregate principal amount of 7% Convertible Subordinated Debentures due October 15, 2004, was approximately $54.4 million.

5.       RECENT ACCOUNTING PRONOUNCEMENTS

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

    During the third quarter of 1998, the Company continued to build upon the steady progress made throughout the year in expanding its drug delivery business and transforming the Company from primarily a licensor of technology into an international pharmaceutical and food development and manufacturing company. During the third quarter, the Company entered into a range of new development and license agreements with both new and existing partners, for prescription and OTC drugs, medicated gums and nutraceutical products. The Company also continued to devote significant resources to the expansion of its research and development and production capabilities in Virginia and Ireland as part of its ongoing investment in product research, development and manufacturing for Company-internal and partner projects.

    Following the acquisition of four businesses in 1997, effective February 1, 1998, the Company completed the acquisition of all of the outstanding equity interests of Dr. Rentschler GmbH & Co. Medizin KG ("Fuisz Pharma KG"), a pharmaceutical sales and distribution limited partnership based in Laupheim, Germany, for approximately $19.4 million. The five acquired companies are collectively referred to herein as the "Acquired Companies." Each of the acquisitions was accounted for as a purchase and, accordingly, their operating results have been included in the Company's consolidated financial statements since their respective dates of acquisition. Four of the Acquired Companies provide a substantial portion of their products and services in Europe. Consequently, the Company derives a significant portion of its consolidated revenues from its European operations.

    The Company has not been profitable to date, on a full fiscal year basis, primarily due to the continuation of its research and development activities and the expansion of its manufacturing operations.

RESULTS OF OPERATIONS

     Operating revenues were $16,300,000 for the quarter ended September 30, 1998 and $46,607,000 for the nine months ended September 30, 1998, compared to $2,966,000 for the quarter ended September 30, 1997 and $10,711,000 for the nine months ended September 30, 1997. The increases were primarily due to the inclusion of product sales from each of the five Acquired Companies for a full nine months in 1998, except Fuisz Pharma KG, which was acquired effective February 1, 1998. Corresponding amounts for 1997 include product sales for only three of the Acquired Companies, which were realized after each of their respective dates of acquisition. The 1998 revenue increases over 1997 were also due to fees from additional licensing agreements signed during the third quarter.

     Cost of sales were $6,147,000 for the quarter ended September 30, 1998 and $20,997,000 for the nine months ended September 30, 1998, compared to $1,718,000 for the quarter ended September 30, 1997 and $2,060,000 for the nine months ended September 30, 1997. Cost of sales increased due to the increase in product sales by the Acquired Companies as discussed in the preceding paragraph.

     Research and development expenses were $6,289,000 for the quarter ended September 30, 1998 and $17,948,000 for the nine months ended September 30, 1998, compared to $4,517,000 for the quarter ended September 30, 1997 and $11,221,000 for the nine months ended September 30, 1997. The increase was primarily due to increases in research personnel, facility expansion, pharmaceutical bioavailability studies and equipment and materials necessary to support the Company's continued investment in product research and development for Company-internal and partner projects.

     General and administrative expenses were $7,120,000 for the quarter ended September 30, 1998 and $21,766,000 for the nine months ended September 30, 1998, compared to $3,685,000 for the quarter ended September 30, 1997 and $8,621,000 for the nine months ended September 30, 1997. The increase was primarily due to increases in personnel (primarily sales personnel), selling and marketing costs and expanded administrative activities and amortization of goodwill associated with the Acquired Companies.

     Net interest expense was $1,039,000 for the quarter ended September 30, 1998 and $2,590,000 for the nine months ended September 30, 1998, compared to net interest income of $478,000 for the quarter ended September 30, 1997 and $1,828,000 for the nine months ended September 30, 1997. The increase in net interest expense was primarily due to the interest expense associated with the 7% Convertible Subordinated Debentures issued in October 1997 which was partially offset by income earned on the proceeds related thereto.

     As a result of the foregoing, the net loss was $4,295,000 for the quarter ended September 30, 1998 and $16,694,000 for the nine months ended September 30, 1998, compared to a net loss of $8,770,000 for the quarter ended September 30, 1997 and $14,057,000 for the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1998, the Company's portfolio of cash and marketable securities totaled $49.0 million (including $10.5 million which is pledged as collateral for the installment notes issued in connection with the purchase of Clonmel Healthcare Limited - "Clonmel"), compared to $88.9 million as of December 31, 1997. Major uses of cash during the nine months ended September 30, 1998 included approximately $19.4 million for the acquisition of Fuisz Pharma KG (see below), $4.3 million in capital expenditures financed by the Company, $4.0 million in treasury stock repurchases, $2.6 million in interest associated with the 7% Convertible Subordinated Debentures, $1.2 million for the redemption of all 750,000 outstanding preference shares of Clonmel, $830,000 for installment note and term loan obligations, and $14.5 million on Company-sponsored research and development.

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

    During the fourth quarter of 1998, the Company anticipates capital expenditures ranging from $2.0 to $3.0 million, some of which may be financed with the equipment leasing line of credit discussed below. Such expenditures will be used to further expand and improve the Company's laboratory and production facilities in both Virginia and Ireland.

    The Company has an $18.0 million equipment leasing line of credit (the "Equipment LOC") with an outside group of lenders. The Equipment LOC is available through June 30, 1999, provides equipment financing under three or four year operating leases, and may be utilized to finance a portion of the 1998 capital expenditures mentioned above (approximately $6.8 million of equipment was financed during the nine months ended September 30, 1998). Through September 30, 1998, the Company has financed a total of approximately $10.1 million of equipment under the Equipment LOC.

    The Company's long-term debt totals $94.3 million as of September 30, 1998 and includes $75.0 million related to the Company's 7% Convertible Subordinated Debentures (the "Debentures") due October 15, 2004. The Debentures were privately placed on October 22, 1997 and the Company received net proceeds of approximately $72.8 million related to the sale thereof. The Debentures are subordinated to the Company's present and future Senior Indebtedness (as defined) and interest is payable semiannually. In addition, long-term debt includes $12.2 million (using September 30, 1998 exchange rates) related to installment notes issued in connection with the acquisition of Clonmel net of discount, and $7.1 million (using September 30, 1998 exchange rates) related to term loans, capital leases and other long-term obligations, net of discount. Maturities of long-term debt during the next twelve months, excluding maturities, which are being financed, will be approximately $2.1 million. The Company also has available international banking lines of credit totaling approximately $2.4 million for short-term financing, of which approximately $1.5 million has been drawn down as of September 30, 1998.

    In November 1996, the Company's Board of Directors authorized a stock repurchase program under which the Company is authorized to repurchase up to 1,000,000 shares of the Company's common stock for reissuance upon the exercise of employee stock options and for other compensation programs utilizing the Company's common stock. During 1996, the Company repurchased and subsequently reissued 100,000 shares for $775,000 under this program. During the third quarter of 1998, the Company repurchased 452,500 shares for $4,043,000. Subsequent to September 30, 1998, the Company has repurchased an additional 185,700 shares for $1,520,000 (through October 31, 1998).

    The Company expects to continue to incur substantial expenses related to further research and development of its technologies and products, increased staffing levels, acquisition and support of patent rights, additional capital equipment for research and development activities and facility expansion. The Company may incur additional losses in the near term. The Company expects that, at least for the near term, its cash flow will be derived principally from product sales, development and license fees and, to a lesser extent, royalties from collaborative partners. In addition, pending disbursement for capital expenditures and working capital, the Company expects to generate cash from the investment of the funds generated in its October 1997 Debenture offering. The Company believes that the currently available funds and internally generated cash flow will be adequate to meet the Company's cash needs through 1999.

    The Company's capital needs, however, will depend on many factors, including revenues from product sales, continued progress in the research and development of the Company's technologies, the ability of the Company to establish and maintain additional collaborative agreements and the terms thereof, payments received from collaborative partners under research and development agreements, the cost involved in filing and enforcing patent claims, and the status of competitive products and other factors. If the Company's currently available funds and internally generated cash flow are not sufficient to satisfy its financing needs, the Company would be required to seek additional funding through other arrangements with collaborative partners, through bank borrowings and through public or private sales of its securities, including equity securities. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms, if at all.

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

                                  FUISZ TECHNOLOGIES LTD.
Date:    November 13, 1998        By:      /S/ Patrick D. Scrivens
         ------------------            ---------------------------
                                       Patrick D. Scrivens
                                       Executive Vice President and
                                         Chief Financial Officer

Date:    November 13, 1998        By:      /S/ Lars G. Okeson
         ------------------            ---------------------------
                                       Lars G. Okeson
                                       Controller
                                         (Principal Accounting Officer)