Form 10-K
period 1998-12-31
FUISZ TECHNOLOGIES LTD
filed 1999-03-31
CIK 873064

===============================================================================

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

  X     Annual report pursuant to Section 13 or 15(d) of the Securities
-----   Exchange Act of 1934 For the fiscal year ended December 31, 1998.

        Transition report pursuant to Section 13 or 15(d) of the Securities
-----   and Exchange Act of 1934 [No Fee Required] For the transition period
        from                            to
             --------------------------     -------------------------------

                         Commission File number 0-27082
                             FUISZ TECHNOLOGIES LTD.
               (Exact name of registrant as specified in charter)

        Delaware                                            52-1579474
 (State or other jurisdiction                            (I.R.S. Employer
 of incorporation or organization)                      Identification No.)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

As of March 26, 1999, the aggregate market value of the Common stock of the Registrant (based upon the average bid and asked prices of the Common Stock as reported by the National Association of Securities Dealers, Inc. through its Automated Quotation System) held by nonaffiliates of the Registrant was approximately $141,837,000.

As of March 26, 1999, 21,925,723 shares of Common Stock of the Registrant were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

 PORTIONS OF THE PROXY STATEMENT TO BE FILED WITH THE SECURITIES AND EXCHANGE
  COMMISSION IN CONNECTION WITH THE ANNUAL MEETING OF STOCKHOLDERS OF THE REGISTRANT, TO BE HELD MAY 27, 1999, ARE INCORPORATED BY REFERENCE INTO PART III, ITEMS 10-13 OF THIS FORM 10-K.


===============================================================================

                                     PART I

                                    BUSINESS

GENERAL

    The Company is engaged in the development, manufacture and commercialization of a wide variety of pharmaceutical and consumer healthcare products and technologies. The Company uses its unique drug delivery technologies, including its CEFORM(TM) and Shearform(TM) technologies, to conduct research and development activities on behalf of pharmaceutical and consumer healthcare companies. Products flowing from these research and development efforts include drug and consumer healthcare formulations using the Company's innovative Flash Dose(R), EZ Chew(R), soft chew and Spoon Dose(R) formats.

    The Company made significant strides in 1998 to commercialize its technologies in a range of drug delivery, nutraceutical and food ingredient applications. In 1998, the Company signed fifteen new agreements with major pharmaceutical partners. The Company now has over twenty partner projects at various stages of development in therapeutic areas such as pain management, cardiovascular, central nervous system and gastrointestinal medicine, among others. Two of the Company's collaborative partners submitted regulatory applications for product approvals utilizing the Company's technology which are expected to be approved by year-end 1999. In preparation for the production of these products, the Company's newly commissioned 750 million dosage unit pharmaceutical facility in Chantilly, Virginia was inspected and is now approved by both the European regulatory authorities and the Food and Drug Administration. In the period from late 1998 through early 1999, the Company also launched four products utilizing the Company's proprietary technologies through two new collaborative partners.

    During 1998, the Company also continued to make significant advances in the development of its CEFORM microsphere and rapid dissolve tablet manufacturing capabilities. Independent studies commissioned by the Company indicate that the Company can engineer CEFORM microspheres with controlled release and taste-masked characteristics which not only match existing dissolution profiles of specified over-the-counter ("OTC") and prescription drugs, but that also improve the absorption rate of currently marketed drugs. The Company manufactures its rapid dissolving Flash Dose tablets on conventional tablet press machinery, resulting in a fast cost effective manufacturing process, greater tablet integrity and compatibility with conventional high speed packaging processes.

    On March 12, 1998, the Company completed the acquisition of all the issued and outstanding equity interests of Fuisz Pharma KG, a subsidiary of Dr. Rentschler Arzneimittel GmbH & Co., a pharmaceutical sales and distribution company based in Laupheim, Germany, for an aggregate price of DM 35.0 million (approximately $19.4 million) in cash. The purchase marks the Company's fifth business acquisition since the beginning of 1997. Four of the acquired companies provide a substantial portion of their products and services in Europe. Consequently, the Company derives a significant portion of its consolidated revenues from its European operations (see "Segment Analysis-Pharmaceutical Operations" and "Notes to Consolidated
Financial Statements").

    Utilizing its CEFORM microsphere technology, the Company produces microspheres of pharmaceutical compounds, which are coated to create controlled release or taste-masked pharmaceutical products. These coated microspheres may be incorporated into rapid dissolving formats utilizing the Company's Shearform technology and into conventional oral drug delivery formats such as capsules, tablets and liquid suspensions. The microspheres are uniform in size and shape and, the Company believes, have enhanced controlled release and taste-masking characteristics when compared to pharmaceuticals processed through other currently available techniques. The Company believes that its CEFORM microsphere technology is superior to competitors' microparticle technology because the CEFORM manufacturing process involves fewer steps, does not require the use of solvents, and results in stable microspheres which can be processed with conventional tableting and packaging processes. In addition, the Company believes its CEFORM microsphere technology allows for higher drug loading and more uniform coating than competing technologies. Finally, by utilizing a newly developed platform, CEFORM microspheres with modified absorption properties may be formulated. These microspheres can result in faster absorption of poorly soluble drugs or, in certain cases, an increase in the total amount of drug absorbed.


===============================================================================
                                      Page 1

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

    The Company's Shearform technology also has been used to develop the Company's soft chew consumer healthcare products, including mineral and vitamin supplements. During the first quarter of 1999, the Company completed delivery of launch quantities of its soft chew calcium product to Pharmavite, a division of Otsuka-Japan, who is distributing it as CalBurst(TM) as part of the Nature Made(R) product family. Initial sales forecasts for the product have caused the Company to significantly expand its manufacturing capacity.

    The Company believes that its collaborative partners turn to the Company to improve their product performance or compliance in terms of (i) clinical effect (for example, faster absorption of an analgesic product resulting from the application of the Company's CEFORM technology), (ii) consumer acceptance (for example, combining the Company's CEFORM microspheres in a Shearform matrix dosage to produce pleasant tasting, rapid dissolving Flash Dose tablets for pediatric, geriatric or other users who have difficulty in swallowing conventional dosage forms) and/or (iii) providing novel solutions to drug delivery challenges (such as the combination of modified drug release in a pleasant tasting, convenient dosage form). Using a combination of its CEFORM and Shearform technologies, the Company can develop Flash Dose and EZ-Chew tablets with controlled release properties, making certain products suitable for once daily administration. For major OTC products, the Company generally seeks to partner with large pharmaceutical companies who have or wish to acquire a significant franchise in a particular market segment. For proprietary prescription products, the Company offers its technologies to patent holders for development of product extensions or enhanced drug delivery formulations. Under the Company's collaborative agreements, the Company generally seeks to retain CEFORM microsphere manufacturing rights and, where appropriate, also seeks to manufacture the Company's proprietary dosage formulations, such as Flash Dose tablets.

    The Company has also continued work on a limited number of self-funded development projects in instances where it believes that a high market potential exists (such as where patent protection has ceased for an active ingredient or will cease within three to five years) with the objective of developing improved delivery or dosage characteristics, e.g., faster or improved absorption, controlled release and/or taste-masked products. Application of the Company's technology to drugs reaching the end of their patent protection may permit reformulations or product extensions of such drugs and generate new patent protection for valuable drug compounds or otherwise maintain use of the originating company's product. The Company intends to seek partnering agreements for commercialization of self-funded projects with major pharmaceutical companies and, indeed, a number of such agreements were signed in 1998. With respect to customer-funded and Company-funded development collaborations, the Company seeks to retain comarketing rights in the pharmaceutical products for sale through its own distribution channels, principally those in major European markets.

SEGMENT ANALYSIS

    The Company's activities may be generally characterized into three reportable segments: Pharmaceutical Operations, Pharmaceutical Research and Development and Consumer Healthcare. Financial information regarding these three operating segments is set forth in the "Notes to Consolidated Financial Statements." In addition, four of the Company's subsidiaries provide a substantial portion of their products and services in Europe. Consequently, the Company derives a significant portion of its consolidated revenues from its European operations. See "Notes to Consolidated Financial Statements".

===============================================================================
                                      Page 2

    Pharmaceutical Operations - The Company sells and distributes a wide variety of pharmaceutical products through five of its subsidiaries: Fuisz Pharma KG in Germany, Laboratoires Murat in France, Istoria Farmaceutici in Italy, Pangea Ltd. in the U.S. and Clonmel Healthcare Limited ("Clonmel") in Ireland. These companies detail a portfolio of different products, primarily in the areas of cardiovascular, pain management, antibiotics therapy, dermatology and gynecology, to doctors through a direct sales force. Distribution takes place through typical pharmaceutical distribution channels. This segment also includes the Company's manufacturing activities which, through December 31, 1998, have principally taken place at the manufacturing facilities of Clonmel, revenues from which accounted for almost 50% of the total consolidated revenues of the Company. During 1999, management expects that an increasing portion of this segment will be made up of revenues from pharmaceuticals utilizing the Company's proprietary technologies. Production of these such products is expected to occur at the Company's newly commissioned manufacturing facility in Chantilly, Virginia and at Clonmel.

    Pharmaceutical Research and Development - The Company's pharmaceutical research and development is fundamental to the Company's strategic purpose. As the developer and repository of the Company's core CEFORM and Shearform technologies, the segment focuses mainly on the development of proprietary pharmaceutical products with collaborative partners. As previously noted, fifteen new collaborations were entered into in 1998 and two products from two different collaborators are expected to receive regulatory approval and be commercially launched in 1999. The Company's collaborative arrangements typically provide for a customer-funded development project and contemplate a licensing arrangement under which, if a product is commercialized by the collaborative partner, the Company would receive license fees, royalty payments from product sales and manufacturing revenue. The division also pursues a limited number of Company-funded products, although this has been of reduced significance for the Company as the number of partner-sponsored projects has proliferated.

    In light of the developmental nature of the division's activities, this segment accounted for approximately 19% of the Company's total revenues and approximately 76% of the Company's net operating loss in 1998.

    Consumer Healthcare - This segment includes product research and development efforts primarily focused on developing food and nutraceutical products for the Company's collaborators as well as the manufacture and sale of such products through conventional distribution channels. The Company's collaborative arrangements are structured similar to those of the Pharmaceutical Research and Development segment. This segment was focused predominantly in 1998 on the launch, in early 1999, of four products utilizing the Company's proprietary technology: (i) the Shearform calcium supplement CalBurst, marketed by Pharmavite as part of its Nature Made line, (ii) Chew-eze, a Shearform calcium product marketed by Beeline Healthcare (an Irish Company); (iii) Zinc-eze (a Shearform cold/cough product), marketed by Beeline, and (iv) Easi-chew Vitamin C, an easy chew vitamin C product also marketed by Beeline. In addition, the segment also continued its research and development work with its collaborative partners, including a food product ingredient collaboration with ConAgra Inc. ("ConAgra"), and significantly expanded the Shearform technology into innovative active ingredient encapsulations and medicated gum products

STRATEGY

    The Company's objective is to continue to develop and improve its proprietary technologies and to expand the applications of its technologies in the OTC and prescription pharmaceutical and consumer healthcare markets. The Company is pursuing this objective with the following strategy:

    - Develop Existing and New Collaborative Customer-Funded Agreements. In order to increase market exposure of its products and to capitalize on its collaborative partners' market position and distribution capabilities, the Company intends to continue to develop its projects with its existing collaborative partners and to seek new collaborative partners who will fund further product development projects incorporating the Company's technology. The Company's existing collaborative arrangements typically provide for a customer-funded development project and contemplate a licensing arrangement (which may be entered into at the same time as the development project or at a later date) under which, if a project is commercialized by the collaborative partner, the Company would receive license fees, royalty payments from product sales and manufacturing revenue. The Company believes that such arrangements with major


===============================================================================
                                      Page 3
      partners serve to validate the Company's technologies in the pharmaceutical area and thereby assist the Company in attracting additional licensing arrangements on favorable terms.

    - Pursue Company-Funded Development Projects for Further Collaboration. In order to pursue enhanced royalty or marketing terms over those obtained under customary development and licensing agreements, the Company intends to continue to develop a limited number of drug formulations through Company-funded projects in market segments where the Company believes there is strong market potential and that its technology may provide a significant competitive advantage, such as markets for ethical drugs for which patents have expired or are about to expire. Application of the Company's technology to drugs reaching the end of their patent protection may permit reformulations or product extensions of such drugs which in turn can obtain new patent protection for valuable drug compounds or otherwise maintain use of the originating company's product. After carrying such projects to an appropriate development stage, the Company will offer companies that are seeking to maintain or expand their market share an opportunity to enter into marketing agreements covering the Company-funded products.

    - Enhance Manufacturing Capability. The Company whenever practical seeks to retain manufacturing rights to its products to capture greater revenue and generate production economies that may not be available to pharmaceutical companies seeking to apply the Company's technologies to only one or a few products. In order to manufacture products using the Company's technologies, the Company has a newly commissioned 750 million dosage unit cGMP manufacturing facility at its Chantilly, Virginia headquarters. The Company also is planning to construct an additional commercial-scale manufacturing plant at its Clonmel facility. The Company has explored and will continue to evaluate the possibility of entering into strategic manufacturing alliances with appropriate third parties. In addition to manufacturing products for its licensees, the Company's manufacturing facilities will be available for products that the Company wishes to sell through its own distribution networks.

    - Recruit and Retain Key Personnel. The Company seeks to hire qualified scientists and key employees who have demonstrated their capabilities at other drug development companies. The Company expects to continue to recruit additional talent from the pharmaceutical industry to strengthen its operations, while also seeking to retain current personnel.

    - Protect Proprietary Technology. The Company has sought and intends to continue to pursue protection for its technology in the United States and key international markets. At December 31, 1998, the Company had been granted 87 U.S. patents and has filed a substantial number of applications for additional U.S. patents, as well as corresponding patent applications outside the United States, relating to the Company's technology.

INDUSTRY OVERVIEW

    Pharmaceutical Industry

The global market for OTC and prescription drugs has become more competitive and experienced other significant changes in recent years in response to increased emphasis on containing healthcare costs. These changes in the healthcare industry have also had an impact on participants in the pharmaceutical industry. In particular, healthcare providers and payors have implemented a variety of strategies to reduce the cost of medical care, including the use of drugs having greater efficacy and/or higher patient compliance, the use of generic versions of prescription and OTC drugs and the use of OTC remedies when appropriate. Pharmaceutical companies have responded to these concerns by developing treatments with improved efficacy, reduced complications and side effects, more convenient dosing and lower costs. In addition, many pharmaceutical companies are extending their presence in a particular therapeutic area with the introduction of non-prescription, or OTC, versions of a prescription drug.

    As pharmaceutical companies adjust to the evolving healthcare industry, they are seeking to differentiate their products in an increasingly crowded therapeutic market. To do this effectively, they are developing products or product extensions that can successfully compete in the generic and OTC market for drugs, develop products or product extensions that enhance patient compliance and brand loyalty, and accomplish this within a highly regulated and cost-constrained environment.

===============================================================================
                                      Page 4

    The Company believes that its proprietary technologies can improve product performance and consumer acceptance of prescription pharmaceutical products. In some circumstances, the Company's CEFORM technology may be applied to develop new drug delivery forms or to produce reformulations, such as reduced dosages. Application of the Company's technology to drugs reaching the end of their patent protection may permit reformulations or product extensions of such drugs which may permit new patent protection of valuable drug compounds or otherwise maintain use of the originating company's product.

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

    The Company believes that incorporating its technology into OTC products can provide a fundamental differentiating characteristic, and a sustainable marketing advantage, for pharmaceutical companies that offer their products in this format. The Company believes that many consumers of OTC drugs will prefer its rapid dissolving tablets and granules because of their more attractive organoleptic properties to more conventional oral drug delivery formats, such as traditional tablets, capsules, liquid gel capsules and syrups. In particular, rapid dissolving formulations may be especially attractive to consumers who experience difficulty in swallowing conventional tablets or capsules, such as pediatric or geriatric consumers.

    Consumer Healthcare

    This area generally covers products falling within the nutraceutical and food ingredient fields which do not currently require pre-approval to market in the U.S. The market is characterized by a large number of competitors with substantially greater resources than the Company. Because consumer healthcare is a consumer-driven industry, economies-of-scale are important in order to capitalize on relationships with resellers such as supermarkets and bulk sale stores. The Company seeks to succeed in this market by entering into partnerships with large food processors, such as ConAgra for the Company's food ingredients, and high profile marketers such as Pharmavite with its Nature Made(R) brand and Abbott Laboratories for the sale of its proprietary products.

    The Company believes that its proprietary soft chew delivery format and its encapsulation and taste isolation technologies offer potential partners a variety of beneficial additions to existing nutraceutical and food ingredient products.

TECHNOLOGY

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

    The Company's research and development efforts are focused on developing products with its partners and on expanding the potential commercial applications of its proprietary technologies. The Company seeks to have its collaborative partners fund certain elements of its research and development efforts but also continues to invest significant amounts of its own resources on both collaborative and internal research and development. The Company earned $4.3 million for client-sponsored research and development activities in 1998 (and $5.4 million and $2.4 million in 1997 and 1996, respectively) and incurred $19.7 million on Company-sponsored research and development in 1998 (versus $11.6 million and $6.8 million in 1997 and 1996, respectively).

===============================================================================
                                      Page 5

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

    In utilization terms, independent studies have indicated that CEFORM microspheres can be formulated without loss of bioavailability for a variety of drug delivery criteria ranging from improved or faster absorption to long-acting controlled delivery products. Based on development work to date, the Company believes that a wide range of OTC and prescription drugs may be processed using its CEFORM microsphere technology. The flexibility of the CEFORM technology enables CEFORM microspheres to be used in solid or liquid formulations at high dosage levels and to be incorporated into a wide range of dosage forms, including the Company's rapid dissolving formulations, such as the Flash Dose, EZ Chew and Dry Sachet/Spoon Dose formulations, as well as conventional tablets, capsules, suspensions, effervescent tablets and sachets.

    In processing terms, the Company's CEFORM microspheres can be produced using a continuous, single-step and solvent-free process which the Company believes to be available for a wide range of pharmaceutical applications and to involve a simpler manufacturing process than competing microparticle production techniques. Due to the very brief application of heat and the wide range of temperatures which can be used, even drugs which are thermally unstable may be formulated into microspheres without degradation. The Company also believes that all excipients used in the generation of CEFORM microspheres are standard Generally Recognized As Safe ("GRAS") materials. Currently, the Company can process CEFORM microspheres in batch sizes of at least 120 Kg under current Good Manufacturing Practices ("cGMP") conditions. In its collaborative agreements, the Company typically has retained manufacturing rights to its CEFORM microspheres.

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

            - CEFORM EA represents a major advancement in the Company's technology. Early results of human tests indicate that proprietary formulations for certain drugs allow the drug to be absorbed faster and/or more efficiently by the body.

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

===============================================================================
                                      Page 6

    CEFORM EA/CR is the process whereby the Company formulates two types of CEFORM microspheres that are combined in the same dosage format to achieve the benefits of both quick release and sustained absorption. This would be particularly useful for certain analgesics, anti-inflammatories, and cardiovascular medications.

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

PRODUCT APPLICATIONS

    Pharmaceutical Applications

    To produce the Company's rapid dissolving formulations, a carrier material produced using the Shearform Matrix technology is combined with a pharmaceutical compound, which is typically in the form of CEFORM microspheres. The result is a microscopic crystalline floss that can be formed into a matrix in which the voids or cavities contain the active pharmaceutical compound. The floss provides adhesive properties for bonding and tablet formulation. When placed on the tongue, the crystalline floss rapidly dissolves, leaving the active drug ingredient to be ingested or absorbed. The Company's experience indicates that the Shearform process does not change the physical or chemical characteristics of a pharmaceutical compound, and the Company expects that this would be true for most drugs.

    In addition to its application in rapid dissolving formulations, the Company believes its Shearform technology has several beneficial attributes, including (i) compatibility with pharmaceutical compounds (including CEFORM microspheres) that have been coated to mask their unpleasant taste, which is critical in a rapid dissolving formulations because the pharmaceutical compound is exposed directly to the mouth; (ii) capability of achieving high dosage levels, allowing the Company in many cases to match the range of doses available in conventional tablets or capsules; and (iii) applicability for use with CEFORM microspheres with modified release properties and for combinations of drug compounds with varying properties.

    In contrast to traditional wet granulation production techniques, the Company's Shearform matrix tablet production methods use dry granulation processes. The Company believes that its dry granulation processes are less costly than the freeze-drying and effervescent processes employed in manufacturing competing rapid dissolving tablet technologies. Because the Company's Flash Dose tablet formulations can be processed on a conventional high-speed tablet press, the Company believes that it can manufacture its rapid dissolve tablets more economically than other competing rapid dissolve technologies.

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

    EZ Chew. EZ Chew is a chewable tablet produced through a modified Shearform matrix that dissolves in the mouth with a few chews to provide a texture and taste that consumers may find superior to conventional chewables. Like Flash Dose tablets, EZ Chew tablets use both Shearform and CEFORM technologies. The manufacturing process is similar to that of Flash Dose tablets but can incorporate an even larger drug dosage and also be packaged in conventional bottles.
===============================================================================
                                      Page 7

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

    Consumer Healthcare Applications

    The Company's Shearform technology also has broad applications for improving the performance of many other types of ingredients. The Company's food product development efforts focus on producing long-lasting flavor systems and enhancing the performance of food ingredients such as emulsifiers, salt replacing agents and sweeteners. The Company has entered into an exclusive manufacturing and selling agreement with ConAgra in order to promote rapid commercialization of food product ingredients incorporating the Company's technologies in North and South America. The Company is exploring similar arrangements to promote food ingredients sales in Europe and Japan.

        The Company's soft chew products utilize the Shearform technology to produce a very smooth and pleasant tasting way to take a mineral supplement. For example, the Company has developed a soft chew calcium supplement which has been commercially available since 1997. During the first quarter of 1999, the Company completed delivery of launch quantities of its soft chew calcium product to Pharmavite, who is distributing it as CalBurst as part of the Nature Made product family.

    In confection and food applications, the Company's Shearform technology can be used to produce spheres containing flavor and sweetener which function as sustained release flavor delivery systems. The Company's sustained release flavor delivery technology has been incorporated into chewing gums, in which flavor release of 40 minutes has been achieved, a duration more than double that of typical chewing gums. This attribute is useful in conventional chewing gums, for which long lasting flavor is desirable, or in functional chewing gums, such as medicated gums, for which long-lasting flavor is essential to promote user compliance.

COLLABORATIVE AGREEMENTS

    The Company has agreements with a number of companies for the development and licensing of products utilizing the Company's technology. In addition to its current collaborative partners, the Company is engaged in active discussions with a number of other companies to enter into similar arrangements.

    The Company's collaborative arrangements typically provide for a development project which may be followed by commercialization pursuant to a licensing arrangement. Under the license agreements, the Company expects that its licensee typically will be responsible for marketing and distributing the products incorporating the Company's technology. The Company usually will retain the right to manufacture CEFORM microsphere formulations of the pharmaceutical product and, where appropriate, also will seek to secure an agreement to handle tableting manufacture of the product, applying either the Company's proprietary rapid dissolve formulations or traditional manufacturing processes. The Company's existing license agreements generally provide for a one-time license fee upon execution, certain milestone or scheduled license payments, an ongoing royalty equal to a percentage of net sales of the licensee's products utilizing the licensed technology, subject in certain cases to minimum royalty payments, and provision for manufacturing revenues on a cost plus basis. The licensee typically is granted the right, which may be exclusive or coexclusive with the Company or another party, to market and in certain cases to manufacture products incorporating the Company's technology for a designated class of products in a designated territory. In general, however, under existing license agreements the licensee has no contractual obligation to bring the product to market despite the Company's completion of the development and formulation phases of a project. The collaborative partner typically can terminate the development and license agreements at any time, although the agreements generally provide that any fees previously paid to the Company are non-refundable.

===============================================================================
                                      Page 8

    During 1998, the Company entered into fifteen new pharmaceutical collaborations resulting in over twenty active collaborative arrangements on which the Company is now working. The Company's collaborative arrangements cover both OTC and prescription products and are with several different pharmaceutical companies including such partners as, Hoechst Marion Roussel, Merck & Co., Pfizer Inc. and Whitehall Robins Healthcare (a division of American Home Products Corporation) in the U.S., together with Bayer AG and The Boots Company plc in Europe.

    In the consumer healthcare market, the Company has a number of active collaborative agreements. Of particular importance are those with Pharmavite and ConAgra, Inc. in the U.S. plus Abbott Laboratories and Beeline Healthcare in international markets.

DEVELOPMENT PROJECTS FUNDED BY THE COMPANY

    In order to pursue enhanced royalty or marketing terms over those obtainable under customary development and licensing agreements, the Company intends to develop drug formulations under its own research and development projects in markets where it believes there is strong market potential and that its technology may provide a significant competitive advantage, such as markets for ethical drugs for which patents have or are about to expire. After carrying such projects to an appropriate development stage, the Company intends to offer companies that are seeking to maintain or expand their market share an opportunity to enter into marketing agreements covering the Company-funded products. With respect to Company-funded development collaborations, the Company intends to seek to retain co-marketing rights in the pharmaceutical products for sale through its own distribution channels, principally those acquired in major European markets.

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

    The Company's Clonmel site currently includes a cGMP and FDA approved facility for both antibiotics and multipurpose pharmaceutical manufacture. The Company's newly commissioned 750 million dosage unit pharmaceutical facility in Chantilly, Virginia was inspected and is now approved by both the European regulatory authorities and the FDA.

    In addition to developing manufacturing capabilities on its own, third parties or the Company's licensees may, under certain circumstances, manufacture products incorporating the Company's proprietary technologies. In addition, the Company has explored and will continue to evaluate the possibility of entering into strategic manufacturing alliances with appropriate third parties.

    PATENTS AND PROPRIETARY RIGHTS

    The Company's policy is to aggressively protect its proprietary technology by a variety of means including applying for patents in the United States and in appropriate foreign countries. The Company has been granted 87 U.S. patents as of December 31, 1998 and has filed a substantial number of additional U.S. patent applications, as well as corresponding patent applications outside the United States, relating to the Company's technology.

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

===============================================================================
                                      Page 9

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

    FDA Regulations of Drugs

    The FDA may regulate the Company's pharmaceutical products as OTC or prescription drugs, depending on the regulatory status of the drug in which the Company's technology is used. OTC drugs using the Company's products may be regulated under the OTC monograph process or the more complex and lengthy new drug application ("NDA"), depending upon the specific drug product. OTC monographs establish conditions under which a drug category is generally recognized as safe and effective ("GRASE") by the FDA for use in OTC products. Drugs listed in OTC monographs (such as aspirin, acetaminophen or antacids) that meet specified doses and labeling requirements, comply with specified testing procedures and are manufactured in compliance with cGMPs do not require a separate approval process for marketing. If the Company's OTC drug product is not covered by an OTC monograph but is demonstrated to be bioequivalent to a marketed product, the Company may petition the FDA for approval by an Abbreviated NDA ("ANDA"). Additionally, if the Company or its licensee has an existing NDA for an OTC drug such as ibuprofen, the Company may obtain market approval by filing a Supplemental NDA ("SNDA"). An SNDA or the more lengthy NDA may be required for an OTC monograph drug approval if the FDA believes that the incorporation of the Company's technology changes or reduces the drug's safety or efficacy, or where the Company has incorporated its microsphere technology to create a controlled release or modified release formulation of a current OTC monograph product.

    The Company's drug products marketed in the U.S. that are not subject to a monograph will be regulated by the various new drug application approval processes. ANDA approval may be sufficient for new versions of drugs equivalent to an existing drug. In the event that there are any modifications to the drug, including changes in indication, manufacturing process, active ingredients, labeling or a change in manufacturing facility, an NDA or an SNDA may be required. Marketing of OTC or prescription drug products outside the U.S. will require the Company to comply with appropriate requirements of foreign regulatory agencies, which vary widely from country to country.

===============================================================================
                                      Page 10

    FDA Regulation of Dietary Supplements of Vitamins and Minerals

    Certain OTC products and nutraceuticals incorporating the Company's technology are regulated by the FDA as dietary supplements. The applicable statute and regulations regulate among other things, the labeling and advertising of health claims and statements of nutritional support. Governments outside the United States may also have separate regulatory mechanisms for dietary supplements with which the Company will have to comply to market its products.

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

    Good Manufacturing Practices

    The FDA has issued comprehensive regulations setting forth stringent minimum cGMPs for the preparation of pharmaceuticals, food products and food ingredients. Failure to comply with cGMP regulations will subject the product, as well as the person responsible for the noncompliance, to regulatory action. Pharmaceutical cGMP requirements specify detailed criteria for personnel, buildings and facilities, equipment, control of components and drug product containers and closures, warehousing and distribution procedures, laboratory controls, records and reports and returned and salvaged drug products. Key personnel involved in the manufacture and control of drugs must have appropriate education, training and/or experience. cGMPs for food products and ingredients generally cover the sanitary practices of personnel, construction of buildings and facilities, design and care of equipment and production and process controls, and, for certain products, record keeping requirements to ensure efficient recall of foods found to be contaminated.

    The FDA conducts periodic, unannounced inspections of food and drug production facilities to ensure compliance with cGMPs. Failure to maintain compliance with cGMPs could result in regulatory action, including recall, injunction or seizure.

    Other Regulations

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

COMPETITION AND MARKETS

    The markets for prescription and OTC pharmaceutical products, drug delivery systems and food products are highly competitive. In the pharmaceutical market, the Company competes with other providers of oral drug delivery systems, including rapid dissolving tablets and other delivery forms, to attract licensees. In addition, the products of the Company's licensees which incorporate the Company's technologies will compete with products of other pharmaceutical companies for sales to the ultimate consumer. Other providers of drug delivery systems and food ingredients products include major pharmaceutical and diagnostic companies, companies specializing in drug delivery technology, chemical companies, food ingredient companies, consumer food companies and other companies, universities and institutions. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company. Technological advances by the Company's competitors which result in processes or technologies

===============================================================================
superior to those of the Company could render the Company's proprietary technology obsolete or lead to competition from other companies.

    Among the technologies expected to provide competition for the Company's rapid dissolving tablets are the Zydis(R) technology developed by Scherer, which is based on a freeze dried gelatin tablet, and the OraSolv(R) technology of CIMA, which produces an effervescent tablet. The principal competitive factors in the market for rapid dissolving tablet technologies are compatibility with taste-masking techniques, dosage capacity, drug compatibility, cost and ease of manufacture and required capital investment for manufacturing. The Company believes that its rapid dissolving tablet technology competes favorably with respect to these factors. Both Scherer and CIMA have, however, preceded the Company in the market for rapid dissolving tablets and each has been successful in licensing its technology to a number of pharmaceutical companies. The Company also believes that certain pharmaceutical companies may be developing other rapid dissolving tablet technologies which might be competitive with the Company's technology. CIMA has a license from Beecham Group plc, an affiliate of SmithKline, one of the Company's collaborative partners, pursuant to which CIMA licenses certain of its technology and pays a royalty based on sales of its rapid dissolving tablets. The Company understands that technology upon which the Scherer tablets are based is owned by a subsidiary of American Home Products, the parent of Whitehall, one of the collaborative partners of the Company. As a result, both Whitehall and SmithKline may have an incentive to utilize technologies developed by the Company's competitors, although, to date, the Company does not believe these relationships have had a material adverse effect on the Company. There can be no assurance that the Company will be able to compete effectively with these technologies in either their current versions or in improved versions that might be developed. In addition, other collaborative partners of the Company may be involved in development of technologies that compete with those of the Company. One or more of these technologies could in the future provide competition for the Company's products and technologies. The Company's microsphere products will compete with commercially available products, such as those produced by Eurand America (a division of American Home Products), as well as taste-masked pharmaceutical products manufactured internally by pharmaceutical companies.

    Four of the Company's subsidiaries provide a substantial portion of their products and services in Europe. Consequently, the Company derives a significant portion of its consolidated revenues from its European operations (see "Segment Analysis - Pharmaceutical Operations" and "Notes to Consolidated Financial Statements").

EMPLOYEES

    As of December 31, 1998 the Company had 435 employees, of which 192 were engaged in manufacturing and operations, 120 were engaged directly in scientific and product research and development and 123 were engaged in sales and administrative functions. Of the 435 employees, 258 were employed by the Company's international subsidiaries. All hourly employees of Clonmel are members of the Services, Industrial, Professional, Technical Union ("SIPTU") or are otherwise covered pursuant to the terms of a collective bargaining agreement with SIPTU. Management believes it maintains good relations with its employees.

===============================================================================
                                      Page 12

EXECUTIVE OFFICERS

    The executive officers of the Company, and their ages as of December 31, 1998 are as follows:


             NAME                      AGE     POSITION
             ----                      ---     ---------
             Richard C. Fuisz, M.D.    59      Chairman of the Board of Directors

             Kenneth W. McVey          59      President and Chief Executive Officer of the Company and Director

             S. Rao Cherukuri          55      Executive Vice President and President of Consumer Healthcare Division

             Michael Myers, Ph.D.      37      Executive Vice President and President of Pharmaceutical Division

             Patrick D. Scrivens       45      Executive Vice President, Chief Financial Officer, Assistant Secretary
                                               and Treasurer to the Board of Directors

             Donal T.M. Tierney        33      Executive Vice President and Chief Operating Officer

             Stephen H. Willard        38      Executive Vice President, General Counsel and Secretary to the
                                               Board of Directors


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

    S. Rao Cherukuri joined the Company in 1992 as Vice President, Research and Development, OTC and Consumer Products. In April 1997, Mr. Cherukuri was promoted to Executive Vice President and President of the Consumer Healthcare division. From 1981 to 1992, Mr. Cherukuri was employed by Warner Lambert Company, a multinational pharmaceutical company, most recently as Director, Worldwide Technology, Consumer Products Research and Development. Mr. Cherukuri holds a B.S. and an M.S. from Andhra University and an M.B.A. from the University of Pennsylvania.

    Dr. Michael Myers joined the Company in November 1995 as Vice President, Sustained Release. In April 1996, Dr. Myers was promoted to Executive Vice President and President of the Pharmaceutical division. From 1987 to 1995, Dr. Myers worked for Elan Corporation PLC, a leading drug delivery company, most recently as Head of Pharmaceutical Development. Dr. Myers holds a B.Sc. and a Ph.D. from University College, Cork, Ireland.

    Patrick D. Scrivens joined the Company in April 1994 as Executive Vice President and Chief Financial Officer and in November 1995, assumed the additional position of Treasurer. From February 1993 to March 1994, Mr. Scrivens was a private consultant to telemarketing and ATM networking companies. From 1988 to February 1991, Mr. Scrivens served as Chief Financial Officer for William Schneider, Inc., an international jewelry manufacturing company and from February 1991 to January 1993 served as its Chief Executive Officer. Mr. Scrivens holds a B.S. from the University of Maryland and is a Certified Public Accountant.

===============================================================================
                                      Page 13

    Donal T.M. Tierney joined the Company as Chief Executive of Clonmel in September 1997. In September 1998, Mr. Tierney was promoted to Executive Vice President and Chief Operating Officer. Since September 1993, he served as Deputy CEO of Clonmel prior to the acquisition by the Company. From 1989 to 1993, Mr. Tierney was General Manager of Bimeda Division of the Cross Vetpharm Group. He holds BA and MBA degrees from University College, Dublin, Ireland.

    Stephen H. Willard joined the Company in September 1997 as Secretary of the Board of Directors and as Executive Vice President and General Counsel of Fuisz International Holdings Limited. In July 1998, he assumed the positions of Executive Vice President and General Counsel of the Company. Prior to joining the Company, Mr. Willard was an attorney with Gibson, Dunn & Crutcher LLP in their Washington D.C. office. Previously, he was a vice president of CS First Boston in New York City and an associate director of the Federal Deposit Insurance Corporation in Washington. He is a graduate of Williams College and Yale Law School.



===============================================================================
                                      Page 14

ITEM 2.  PROPERTIES

    The Company leases approximately 121,000 square feet of laboratory, production and office space in Northern Virginia. Of the leased facilities, approximately 28,000 square feet are leased through various dates in 2002, and the remaining space is leased through the year 2005 with a five-year renewal option.

    The Company owns approximately 3,000 square feet of office space in Dublin, Ireland for administrative and business development uses and has a lease for approximately 6,000 square feet of laboratory space outside of Dublin.

    The Company also owns two buildings through its Clonmel subsidiary in Clonmel, Ireland. One building contains approximately 48,000 square feet of cGMP manufacturing, laboratory and office space. The other building contains approximately 25,000 square feet of cGMP manufacturing space.

    The Company leases approximately 15,000 square feet of office space through its Pangea, Murat, Istoria and Fuisz Pharma KG subsidiaries in Georgia, France, Italy and Germany, respectively.

    The Company believes that these facilities are adequate to meet the Company's short-term needs and that any additional required space will be available on commercially reasonable terms.

ITEM 3.    LEGAL PROCEEDINGS

    In February 1999, the Company brought suit against Elan Corporation, plc ("Elan") for breach of an Agreement entered into in December 1998 under which Elan agreed to pay a fee to the Company for the right, until January 31, 1999, to conclude a manufacturing and licensing agreement regarding manufacturing, as a third party contractor, of certain Company products.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.


===============================================================================
                                      Page 15

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


                                                                    HIGH             LOW
                                                                    ----             ---
Year Ended December 31, 1997:
           First Fiscal Quarter...............................    $   9.50       $   5.62
           Second Fiscal Quarter..............................       10.50           5.37
           Third Fiscal Quarter...............................       16.00           8.50
           Fourth Fiscal Quarter..............................       14.18           7.69


Year Ended December 31, 1998:
           First Fiscal Quarter...............................       13.75           7.25
           Second Fiscal Quarter..............................       14.38          10.44
           Third Fiscal Quarter...............................       12.63           7.13
           Fourth Fiscal Quarter..............................       14.13           6.00


    According to records of the Company's transfer agent, as of March 22, 1999, the Company had approximately 270 stockholders of record. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

    The Company has never paid cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future. The Company currently intends to retain future earnings to fund the development and growth of its business.


===============================================================================
                                      Page 16

ITEM 6.    SELECTED FINANCIAL DATA

    The following selected consolidated financial data for the Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report. The consolidated statement of operations data for the years ended December 31, 1998, 1997 and 1996 and the consolidated balance sheet data at December 31, 1998 and 1997 are derived from the consolidated financial statements of the Company, audited by PricewaterhouseCoopers LLP, independent accountants, included elsewhere in this Report. The statement of operations data for the years ended December 31, 1995 and 1994 and the balance sheet data at December 31, 1996, 1995 and 1994 are derived from financial statements audited by PricewaterhouseCoopers LLP that are not included herein.


                                                                For the years Ended December 31,
                                                  --------------------------------------------------------------
                                                     1998         1997         1996         1995        1994
                                                     ----         ----         ----         ----        ----
                                                              (In thousands, except per share data)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Operating revenues:
  Product sales...............................    $    47,898  $    11,968  $        48  $       56  $       26
  Research and development....................          4,334        5,390        2,426       2,002         843
  Licensing fees and other....................          8,987        4,840        6,052       3,600         500
                                                    ---------    ---------     --------   ---------   ---------
     Total operating revenues.................         61,219       22,198        8,526       5,658       1,369
                                                    ---------    ---------     --------   ---------   ---------
Operating expenses:
  Cost of sales...............................         27,924        7,807           --          --          --
  Research and development....................         24,058       16,944        9,232       4,623       3,561
  Selling, general and administrative.........         29,482       13,877        9,073       4,219       4,279
  Other operating expenses....................              -        4,694           --          --          --
                                                    ---------    ---------     --------   ---------   ---------
     Total operating expenses..................        81,464       43,322       18,305       8,842       7,840
                                                    ---------    ---------     --------   ---------   ---------
Net operating loss............................       (20,245)     (21,124)      (9,779)     (3,184)     (6,471)
Other income (expense)........................        (2,973)        1,523        2,973        (87)       (142)
                                                    ---------    ---------     --------   ---------   ---------
Net loss before income taxes..................       (23,218)     (19,601)      (6,806)     (3,271)     (6,613)
Income tax provision..........................          (361)           --           --          --          --
                                                    ---------    ---------     --------   ---------   ---------
Net loss......................................      $(23,579)    $(19,601)     $(6,806)   $ (3,271)   $ (6,613)
                                                    =========    =========     ========   =========   =========
Net loss per share (basic and diluted)........      $  (1.07)    $  (0.92)     $ (0.35)   $  (0.34)   $  (0.69)
                                                    =========    =========     ========   =========   =========
Weighted average shares outstanding
  (basic and diluted).........................         22,129       21,234       19,496       9,763       9,603
                                                    =========    =========     ========   =========   =========


                                                                          December 31,
                                                 ---------------------------------------------------------------
                                                     1998         1997         1996         1995        1994
                                                     ----         ----         ----         ----        ----
                                                                         (In thousands)

CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and marketable
securities (including restricted cash
of $11.0 million in 1998 and $10.3 million
in 1997)......................................    $    39,887  $    88,937  $    60,500  $    32,721  $   4,288
Working capital...............................         30,584       77,936       57,855       30,438      3,282
Total assets..................................        145,736      170,120       69,083       34,394      6,140
Total liabilities.............................        111,288      109,339        4,892        2,492      4,200
Redeemable preference shares of subsidiary....              -        1,173           --           --         --
Accumulated deficit...........................       (72,658)     (49,055)     (29,435)     (22,629)   (19,358)
Total stockholders' equity....................    $    34,448  $    59,608  $    64,191  $    31,902  $   1,940



===============================================================================
                                      Page 17

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

OVERVIEW

    Fuisz Technologies Ltd., a Delaware corporation, was formed on June 9, 1988 (Fuisz Technologies Ltd., together with its wholly owned subsidiaries, is referred to collectively herein as the "Company"). The Company is engaged in the development, manufacture and commercialization of a wide variety of pharmaceutical and consumer healthcare products and technologies. The Company uses its unique drug delivery technologies, including its CEFORM(TM) and Shearform(TM) technologies to conduct research and development activities on behalf of pharmaceutical and consumer healthcare companies. Products flowing from these research and development efforts include drug and consumer healthcare formulations using the Company's innovative Flash Dose(R), EZ Chew(R), soft chew and Spoon Dose(R) formats.

    During 1998 and 1997, the Company acquired five companies, each of which has been accounted for as a purchase and, accordingly, their operating results have been included in the Company's consolidated financial statements since the respective dates of acquisition. The five business acquisitions consisted of Laboratoires Murat ("Murat"), Pangea Ltd. ("Pangea"), Clonmel Healthcare Limited ("Clonmel"), Istoria Farmaceutici ("Istoria") and Dr. Rentschler GmbH & Co. Medizin KG ("Fuisz Pharma KG"), which are collectively referred to herein as the "Acquired Companies." Four of the Acquired Companies provide a substantial portion of their products and services in Europe. Consequently, the Company derives a significant portion of its consolidated revenues from its European operations (see "Notes to Consolidated Financial Statements").

    Although the Company has not been profitable to date, on a full fiscal year basis, it is expecting to report a profit in 1999. However, the Company's dependence on license and milestone payments from its collaborative partners and the timing relating thereto, plus any delays in concluding new license agreements with partners or achieving certain milestones of any ongoing collaborations, may cause the Company to continue to incur additional losses in the near term.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    Operating revenues were $61,219,000 for 1998, compared to $22,198,000 for 1997, an increase of $39,021,000, or 176%. The increases were primarily due to the inclusion of product sales from each of the five Acquired Companies for a full year in 1998, except Fuisz Pharma KG, which was acquired effective February 1, 1998. Corresponding amounts for 1997 include product sales for only four of the Acquired Companies, which were included only for the portion of the year after each of their respective dates of acquisition. The 1998 revenue increases over 1997 were also due to fees from additional licensing agreements signed during 1998.

    Cost of sales was $27,924,000 for 1998, compared to $7,807,000 for 1997, an increase of $20,117,000. Cost of sales increased due to the increase in product sales attributable to the Acquired Companies as discussed in the preceding paragraph.

     Research and development expenses were $24,058,000 for 1998, compared to $16,944,000 for 1997, an increase of $7,114,000, or 42%. The increase was primarily due to increases in research personnel, facility expansion, pharmaceutical bioavailability studies and equipment and materials necessary to support the Company's continued investment in product research and development for internal and partner projects.

===============================================================================
                                      Page 18

    Selling, general and administrative expenses were $29,482,000 for 1998, compared to $13,877,000 for 1997, an increase of $15,605,000, or 112%. The increase was primarily due to increases in personnel (primarily sales personnel), selling and marketing costs, expanded administrative activities and amortization of goodwill associated with the Acquired Companies.

    Other expense was $2,973,000 for 1998, compared to other income of $1,523,000 for 1997, an increase in expense of $4,496,000. The increase in other expense was primarily due to a full year of interest expense (including amortization of deferred financing costs) associated with the 7% Convertible Subordinated Debentures issued in October 1997 which was offset by net foreign currency gains of $1,172,000 primarily relating to loans made by the Company to certain of its foreign subsidiaries that are denominated in U.S. dollars. Should the foreign currency exchange rates weaken against the U.S. dollar subsequent to December 31, 1998, the Company may be required to recognize foreign currency losses in 1999 (see "Quantitative and Qualitative Disclosures about Market Risk").

    As a result of the foregoing, the net loss was $23,579,000 for 1998 compared to a net loss of $19,601,000 for 1997.

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

    Research and development expenses were $16,944,000 for 1997, compared to $9,232,000 for 1996, an increase of $7,712,000, or 84%. The increases were primarily due to increases in research personnel and materials and supplies necessary to support the Company's additional development and license agreements and the Company's continued emphasis on developing its own product applications.

    Selling, general and administrative expenses were $13,877,000 for 1997, compared to $9,073,000 for 1996, an increase of $4,804,000, or 53%. The increases were primarily due to increases in personnel and expanded administrative activities primarily associated with the operations of the Acquired Companies and the start-up of the international facilities in Ireland. Selling, general and administrative expenses for 1996 included $3,000,000 of noncash compensation expense related to stock granted in the fourth quarter of 1996.

    Other operating expenses for 1997 represent the effect of two, one-time, nonrecurring charges totaling $4,694,000. There is no corresponding amount for 1996. The Company recorded a one-time nonrecurring charge of $2,400,000 in the second quarter of 1997 arising from the settlement of certain litigation against the Company. The Company recorded a one-time noncash charge of $2,294,000 in the third quarter of 1997 relating to certain stock warrants exercisable at $25 per share and issued pursuant to the Company's collaborative agreement with ConAgra, Inc.

    Net interest income was $1,523,000 for 1997, compared to $2,973,000 for 1996, a decrease of $1,450,000, or 49%. The decrease in net interest income for 1997 was primarily due to a decrease in the average balances of funds available for investment.

    As a result of the foregoing, the net loss was $19,601,000 for 1997 compared to a net loss of $6,806,000 for 1996.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1998, the Company's portfolio of cash and marketable securities totaled $39.9 million (including $11.0 million which is pledged as collateral for the term loan issued to finance the installment notes for the purchase of Clonmel), compared to $88.9 million as of


===============================================================================
                                      Page 19

December 31, 1997. Major uses of cash during the year ended December 31, 1998 included approximately $19.4 million for the acquisition of Fuisz Pharma KG (see below), $5.2 million in capital expenditures (net of $7.9 million financed by the Equipment LOC - see below), $5.6 million in treasury stock repurchases, $5.2 million in interest payments on the 7% Convertible Subordinated Debentures, $1.2 million for the redemption of all 750,000 outstanding preference shares of Clonmel, $3.0 million for installment note and term loan obligations, and $19.7 million on Company-sponsored research and development.

    On March 12, 1998, the Company completed the acquisition of all the issued and outstanding equity interests of Fuisz Pharma KG, a subsidiary of Dr. Rentschler Arzneimittel GmbH & Co., a pharmaceutical sales and distribution company based in Laupheim, Germany, for an aggregate price of approximately $19.4 million in cash. During the next several years, the Company will periodically evaluate additional acquisitions of businesses, products and technologies that extend or enhance the Company's current business and line of products.

    In February 1999, the Company brought suit against Elan Corporation, plc ("Elan") for breach of an agreement entered into in December 1998 under which Elan agreed to pay a $5.0 million fee to the Company for the right, until January 31, 1999, to conclude a manufacturing and licensing agreement regarding production of certain Company products. The Company has not recorded any income relating to this option fee.

    In connection with the stock purchase agreement entered on December 31, 1998 to sell all of the issued and outstanding share capital of its wholly-owned subsidiary, FuiszDrugstore.com Ltd. (see Note 14 in "Notes to Consolidated Financial Statements"), in February 1999, the Company and RxDrugstore.com Limited ("RxDrugstore.com") concluded a 20 year license agreement (the "License Agreement"), which grants RxDrugstore.com the non-exclusive right to sell Licensed Products (as that term is defined in the License Agreement) through the Internet. The license covers all existing products of the Company as well as certain additional products developed by the Company over the next four years. In consideration for the license, the Company received a non-interest bearing promissory note for $2.4 million, payable by RxDrugstore.com in four annual installments commencing on December 31, 1999.

    During 1999, the Company anticipates capital expenditures ranging from $5.0 to $10.0 million, some of which may be financed with the Equipment LOC discussed below. Such expenditures will primarily be used to further expand and improve the Company's laboratory and production facilities in both Virginia and Ireland.

    The Company has an $18.0 million equipment leasing line of credit (the "Equipment LOC") with an outside group of lenders. The Equipment LOC is available through June 30, 2000, provides equipment financing under three or four year operating leases, and may be utilized to finance a portion of the 1999 capital expenditures mentioned above (approximately $7.9 million of equipment was financed during the year ended December 31, 1998). Through December 31, 1998, the Company has financed a total of approximately $11.2 million of equipment under the Equipment LOC.

===============================================================================
                                      Page 20

    The Company's long-term debt totals $92.9 million as of December 31, 1998 and includes $75.0 million related to the Company's 7% Convertible Subordinated Debentures (the "Debentures") due October 15, 2004. The Debentures were privately placed on October 22, 1997 and the Company received net proceeds of approximately $72.8 million related to the sale thereof. The Debentures are subordinated to the Company's present and future Senior Indebtedness (as defined) and interest is payable semiannually. In addition, long-term debt includes $14.1 million related to term loans, $2.9 million related to installment notes, and $861,000 related to capital leases. Maturities of long-term debt during the next twelve months will be approximately $2.3 million. The Company also has available international banking lines of credit totaling approximately $3.5 million for short-term financing, of which approximately $633,000 had been drawn down as of December 31, 1998.

    In November 1996, the Company's Board of Directors authorized a stock repurchase program under which the Company is authorized to repurchase up to 1,000,000 shares of the Company's common stock for reissuance upon the exercise of employee stock options and for other compensation programs utilizing the Company's common stock. During 1996, the Company repurchased 100,000 shares at a cost of $775,000 under this program. In December 1996, the 100,000 repurchased shares were reissued to an officer/director of the Company in connection with an employment agreement. During 1998, the Company repurchased 638,200 shares for $5,565,000.

    The Company expects to continue to incur substantial expenses related to further research and development of its technologies and products, increased staffing levels, acquisition and support of patent rights, additional capital equipment and facility expansion. The Company expects that, at least for the near term, its cash flow will be derived principally from product sales and development and license fees from collaborative partners. The Company believes that the currently available funds and internally generated cash flow will be adequate to meet the Company's cash needs through 1999.

    The Company's capital needs, however, will depend on many factors, including revenues from product sales, continued progress in the research and development of the Company's technologies, the ability of the Company to establish and maintain additional collaborative agreements and the terms thereof, payments received from collaborative partners under research and development agreements, the cost involved in filing and enforcing patent claims, and the status of competitive products and other factors. If the Company's currently available funds and internally generated cash flow are not sufficient to satisfy its financing needs, the Company would be required to seek additional funding through other arrangements with collaborative partners, through the sale of certain Company assets, through bank borrowings and through public or private sales of its securities, including equity securities. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms, if at all.

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


===============================================================================
                                      Page 21

YEAR 2000 COMPLIANCE

    The Company has reviewed the software systems and related applications used in each of its operating business segments and geographic regions to assess its requirements regarding the "Year 2000 Issue," which generally refers to the inability of system hardware and software to correctly identify two-digit references to specific calendar years, beginning with 2000. The Year 2000 Issue can affect a company directly (i.e., in its internal database operations or processing) or indirectly (e.g., if its suppliers' and customers' systems are not "Year 2000 compliant"). As a result of its review, the Company has established an internal project team that has developed a plan of action to i) assess the potential impact of the Year 2000 Issue, including an evaluation of third parties with which the Company has a material relationship, ii) renovate, upgrade or replace hardware and/or software systems, where necessary, with systems certified to be Year 2000 compliant, iii) test and validate the new and/or updated systems and iv) establish contingency plans for the failure of critical systems.

    Several of the Company's systems have been confirmed as Year 2000 compliant. However, the Company is still in the process of completing the effort to identify and correct any non-compliant software or systems that would cause a significant detrimental effect on the Company. This program is expected to be complete by July 31, 1999. The Company has identified its Year 2000 risk in three categories: internal administrative software; internal operational software and imbedded chip technology; and external noncompliance by customers and suppliers.

    INTERNAL ADMINISTRATIVE SOFTWARE. Substantially all of the Company's internal administrative software is "off-the-shelf" commercially available software. The Company is currently gathering data to assess the impact of the Year 2000 Issue on its administrative systems such as the accounting, legal and human resources systems, with Year 2000 compliance scheduled for July 31, 1999. Based on this schedule, the Company expects to be in full compliance with its internal administrative systems before the Year 2000. However, if due to unforeseen circumstances, the implementation is not completed on a timely basis, the Year 2000 Issue could have a material impact on the operations of the Company. Contingency plans are being developed where the Company feels there is some risk that a compliant system cannot be implemented before the Year 2000.

    INTERNAL OPERATIONAL SOFTWARE AND IMBEDDED CHIP TECHNOLOGY. The Company is currently gathering data to assess the impact of the Year 2000 Issue on its operational systems, such as the manufacturing and laboratory systems, with Year 2000 compliance scheduled for July 31, 1999. The Company believes it can achieve compliance in this timeframe because most of the key systems involved were acquired over the past two years and are commercially available packages that can be replaced by alternatives in a short timeframe. The Company does not, at this time, have sufficient data to estimate the cost of achieving Year 2000 compliance for its operational systems. While the Company does not believe there is any material non-compliance in the manufacturing and laboratory systems, the Company is still in the process of completing its assessment.

    EXTERNAL NONCOMPLIANCE BY CUSTOMERS AND SUPPLIERS. The Company has identified several third parties with which it has a material relationship and is in the process of contacting them to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. It is expected that full identification will be completed by July 31, 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company intends to change suppliers, service providers or contractors to those who have demonstrated Year 2000 readiness. The Company cannot be assured that it will be successful in finding such alternative suppliers, service providers and contractors. The Company does not currently have any formal information concerning the Year 2000 compliance status of its customers but has received indications that most of its customers are working on Year 2000 compliance. In the event that any of the Company's significant suppliers, service providers or contractors do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them with new or alternate suppliers, service providers or contractors, the Company's business or operation could be adversely affected.

===============================================================================
                                      Page 22

    All costs associated with the Year 2000 project to date have been expensed as incurred. The Company will incur costs that include internal resources, external consulting, software and certain equipment upgrades. Most of these costs are expected to relate to testing and validation of the new and/or updated systems. However, since many of the Company's critical systems are already Year 2000 compliant, including the administrative, manufacturing and laboratory systems, these costs are not expected to be significant. The Company is still in the process of evaluating the external systems for compliance and will make modifications as necessary. The Company believes that the remaining cost to gain company-wide compliance will not be material.

    To date, the Company has not completed a formal contingency plan for non-compliance, but continues to develop such plans based on the information obtained from the third parties with which it has a material relationship and the completion of the evaluation of its systems.

    The foregoing discussion regarding the Year 2000 project's timing, effectiveness, implementation, and cost, contains forward-looking statements, which are based on management's best estimates, derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those contemplated estimates. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties and remediation success of the Company's customers and suppliers.

===============================================================================
                                      Page 23

                                  RISK FACTORS

    The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for 1999 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

LEVERAGE

    The Company's indebtedness is significant in relation to its stockholders' equity. Such debt accounted for approximately 73% of the Company's total capitalization as of December 31, 1998. Prior to its 1998 and 1997 acquisitions, the Company's revenues have been generally limited to non-recurring research and development fees and license fees pursuant to the Company's collaborative agreements and not from product sales. The annual interest expense to the Company relating to the 7% Convertible Subordinated Debentures (the "Debentures"), is $5,250,000 (assuming none of the Debentures are converted). There can be no assurance that the Company's revenue stream and earnings will be sufficient to enable the Company to cover its interest obligations on the Debentures or to enable it to repay principal upon maturity of the Debentures.

HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT

    The Company has incurred net losses in each year since its inception, including net losses of approximately $23.6 million during the year ended December 31, 1998. These losses have resulted in an accumulated deficit of $72.7 million at December 31, 1998.

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

PRODUCTS IN DEVELOPMENT STAGE

    Prior to 1999, the Company's soft chew calcium supplements were the only commercially available products utilizing the Company's proprietary technology, and the Company has not realized significant revenues from sales or royalties of products incorporating its proprietary technologies. Most of the Company's potential product applications are in the research or development stage. Since inception, the Company's operating revenue has consisted principally of research and development fees and license fees. To achieve profitable operations, the Company, alone or with others, must successfully complete development of its products, obtain any necessary regulatory approvals, complete manufacturing scale-up and introduce and market its products.

PRODUCT COMMERCIALIZATION

    A component of the Company's strategy is to leverage its proprietary technology to develop, manufacture and commercialize its own products. Such products include those that are subject to existing development and license agreements where the Company has retained co-exclusive manufacturing and marketing rights to the end-user products and others that are the subject of self-funded development programs of the Company. The development of commercial scale manufacturing facilities and marketing efforts by the Company will require significant commitments of capital by the Company. Although several of the businesses acquired by the Company have manufacturing and marketing experience, prior to such acquisitions, the Company had limited manufacturing experience and no marketing experience. There can be no assurance that the Company can successfully develop or capitalize on such experience, or that the Company's products will be accepted in the marketplace. Commercialization efforts by the Company may compete with activities of the Company's collaborative partners, most of which have greater financial resources than the Company. Moreover, there can be no assurance that the Company's active pursuit of its own efforts

===============================================================================
                                      Page 24
to develop and commercialize products using the Company's proprietary technology will not otherwise adversely affect the Company's relations with its existing and potential collaborative partners.

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

LIMITED MANUFACTURING EXPERIENCE; RISK OF MANUFACTURING SCALE-UP

    Products incorporating the Company's CEFORM and Shearform technologies have been manufactured by the Company at a commercial scale on a limited basis. The Company also has had limited commercial experience with its nutraceutical products, which have been manufactured by third parties. The Company currently plans to retain rights to manufacture commercial quantities of pharmaceutical compounds processed using the Company's proprietary technologies and to conduct other manufacturing operations. Prior to the Company's 1997 acquisition of Clonmel, the Company had limited experience manufacturing pharmaceutical products for commercial purposes. The Company intends to use Clonmel's facilities in Ireland for manufacturing activities and is expanding this facility so that it may be used to manufacture products employing the Company's proprietary technology. The Company also intends to use its newly commissioned 750 million dosage unit pharmaceutical facility in Chantilly, Virginia to manufacture products employing the Company's proprietary technology. There can be no assurance that manufacturing and control problems will not arise as the Company begins to scale up manufacturing facilities or that manufacturing can be scaled up in a timely manner or at a commercially reasonable cost to enable production in sufficient quantities. Failure by the Company to successfully develop commercial-scale manufacturing facilities and develop in a timely manner or at a commercially reasonable cost the facilities necessary to manufacture products utilizing the Company's technology could have a material adverse effect on the Company. If such manufacturing or control problems arise or if the Company is not able to successfully scale-up manufacturing in a timely or cost effective manner for any reason, the Company's business could be materially adversely affected.

    As part of the Company's strategy, the Company seeks to manufacture products incorporating the Company's technologies and has been expanding its manufacturing capabilities. In the past, the Company has entered into license agreements that grant the Company's collaborative partners the exclusive right to utilize the Company's technology to manufacture, or to sublicense the right to manufacture, the pharmaceutical products covered by such license agreements, other than the right to manufacture CEFORM microspheres (which right generally is retained by the Company on an

===============================================================================
                                      Page 25
exclusive basis). There can be no assurance that the Company's collaborative partners will contract with the Company to manufacture licensed products using the Company's technology. Failure of the Company's collaborative partners to contract with the Company for the manufacture of products could have a material adverse effect on the Company's business, financial condition or results of operations.

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

DEPENDENCE UPON COLLABORATIVE PARTNERS; POTENTIAL CONFLICTS OF INTEREST

    Although the Company intends to develop and commercialize certain of its own products, the Company also has and anticipates that it will continue to enter into collaborative arrangements with other companies, which will market and which may manufacture products incorporating the Company's technologies. The Company's prospects are, therefore, in part dependent upon the Company's ability to attract and retain collaborative partners and to develop products and manufacturing processes that meet the requirements of such collaborative partners. There can be no assurance that the Company's existing or future collaborative arrangements will result in successful product commercialization. In addition, the Company is applying significant resources to Company-funded development of products for which it later intends to seek collaborative partners. There can be no assurance that the Company will be able to enter into collaborative agreements with respect to such Company-funded projects.

    The amount and timing of resources which the parties to collaborative arrangements with the Company devote to these activities is not within the control of the Company. If any of the Company's collaborators breaches or terminates its agreement with the Company or otherwise fails to conduct its collaborative activities in a timely manner, the development or commercialization of the product candidate or research program under such collaborative agreement may be delayed, and the Company may be required to devote unforeseen additional resources to such development or commercialization, or terminate such programs. The termination of collaborative arrangements could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that disputes will not arise in the future with respect to the ownership or rights to any technology developed with third parties. These and other possible disagreements between collaborators and the Company could lead to delays in the collaborative research, development or commercialization of certain product candidates, or could require or result in litigation or arbitration, which could be time consuming and expensive and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company may also be dependent upon the testing, regulatory approval and marketing efforts and, in certain cases, the manufacturing capabilities of its collaborative partners. The Company anticipates that most licensees will be given the exclusive or co-exclusive right to market products incorporating the Company's technologies for a particular class of products for a particular territory. The amount and timing of resources to be devoted by the Company's collaborators to marketing are not within the control of the Company and there can be no assurance that the Company's existing collaborative efforts will result in the commercialization of products.

    In addition, the Company's collaborators may develop, either alone or with others, products that compete with the development and marketing of the Company's product candidates. Competing products, either developed by the Company's collaborators or to which the collaborators have rights, may result in the Company's collaborators withdrawing research, development or marketing support with respect to all or a portion of the Company's technology, which could have a material adverse effect on the Company's business, financial condition and results of operations.

NO ASSURANCE OF PRODUCT LICENSES; OTHER RISKS ASSOCIATED WITH
COLLABORATIVE AGREEMENTS

===============================================================================
                                      Page 26

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

LIMITED MARKETING AND SALES EXPERIENCE

    Prior to the Company's recent acquisitions of Murat, Pangea, Clonmel, Istoria and Fuisz Pharma KG, the Company had no marketing and sales experience. Prior to 1999, the only commercially available product incorporating the Company's proprietary technology was a soft chew calcium supplement distributed by Pangea. There can be no assurance that the Company will be able to successfully integrate the sales and marketing resources of its subsidiaries into its current operations. Pangea's sales and marketing system involves independent sales representatives who purchase products from the Company. The Company, therefore, has limited control over actual sales activities. There can be no assurance that Pangea or the Company's other recently acquired subsidiaries will provide adequate sales and distribution networks for the Company's products. The Company may require additional capital and/or third party commitments to effectively sell and market the Company's products.

RISKS INHERENT IN INTERNATIONAL OPERATIONS

    On a pro forma basis, giving effect to the Company's recent acquisitions of Murat, Pangea, Clonmel, Istoria and Fuisz Pharma KG, the Company's international operations accounted for 78% of consolidated net revenues for the year ending December 31, 1998 and 73% for the year ended 1997. The Company has made significant investments in its European subsidiaries and may make additional acquisitions outside the United States. As such, the Company's financial results could be adversely affected by fluctuations in foreign exchange rates (see "Quantitative and Qualitative Disclosures About Market Risk
- Foreign Currency Exchange Risk"). Fluctuations in the value of foreign currencies affect the dollar value of the Company's net investment in foreign subsidiaries, with this fluctuation being included in a separate component of stockholders' equity. Operating results of foreign subsidiaries are translated into U.S. dollars at average monthly exchange rates. In addition, the U.S. dollar value of transactions based in foreign currency (collection on foreign sales or payments for foreign purchases) also fluctuates with exchange rates. On January 1, 1999, eleven of the fifteen member nations of the European Economic and Monetary Union ("EMU") adopted a common currency, the "Euro." For a three-year transition period, both the Euro and individual participants' currencies will remain in circulation; after January 1, 2002, the Euro will be the sole legal tender for EMU countries. The Company's European subsidiaries operate in Ireland, Germany, France and Italy, all of which have adopted the Euro. While the Company is reviewing the impact of the introduction of the Euro on various aspects of its business (including information systems, currency exchange risk, taxation, contracts, competitive position and pricing), such introduction is not expected to have a material impact on the Company.

    Foreign operations may subject the Company to the further risks of assimilating differences in foreign business practices, hiring and retaining qualified personnel, overcoming language barriers, limiting asset transfers, changes in foreign regulations and political turmoil.

===============================================================================
                                      Page 27

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

PATENTS AND PROPRIETARY RIGHTS

    The Company's success depends in large part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. As of December 31, 1998, the Company has been granted 87 U.S. patents and has filed a substantial number of applications for additional U.S. patents, as well as corresponding patent applications outside the United States, relating to the Company's technologies. There can be no assurance that any of the pending patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any patents issued to the Company will provide the Company with competitive advantages or will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating the Company's technologies. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of the Company's products or, if patents are issued to the Company, design around the Company's patents. Any of the foregoing actions or results could have a material adverse effect on the Company.

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

===============================================================================
                                      Page 28

    The Company is also subject to numerous environmental and safety laws and regulations. Any violation of, and the cost of compliance with, these regulations could adversely impact the Company's operations.

FINANCING REQUIREMENTS AND ACCESS TO CAPITAL

    Implementation of the Company's business strategy will require significant expenditures of capital. The Company believes that the currently available funds and internally generated cash flow will be sufficient to meet its operating needs through the end of 1999. The Company's ability to meet its future capital requirements, however, will depend on many factors, including the ability of the Company to establish and maintain existing collaborative arrangements and establish and maintain new collaborative arrangements with others; ability to have partners convert development agreements into license agreements; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; complying with regulatory requirements; competing technological and market developments; changes in the Company's existing research relationships; and the effectiveness of product commercialization activities and arrangements. In addition, if the Company elects, or is required by its collaborative partners, to engage in significant commercial-scale manufacturing beyond its current plans, to conduct significant marketing activities, or to seek, independent of its collaborative partners, regulatory approvals for its products, the Company will require substantial funds for these purposes. If the Company's currently available funds and internally generated cash flow are not sufficient to satisfy its financing needs, the Company would be required to seek additional funding through other arrangements with corporate collaborators, through bank borrowings or through public or private sales of its securities, including equity securities. Any such collaboration could result in limitations on the Company's ability to control the research, development and commercialization of resulting products, if any, as well as its profits therefrom. In addition, the terms of any future bank borrowings could place restrictions on the Company's ability to take certain actions, and any equity financing could result in dilution to the Company's stockholders. The Company does not currently have any committed sources of additional capital.

PRODUCT LIABILITY AND INSURANCE

    The development and sale of products in the pharmaceutical, nutraceutical and food areas involve an inherent risk of product liability claims. There can be no assurance that product liability claims will not be filed against the Company for products sold by others that incorporate the Company's technologies or that such companies would not seek indemnification or other relief from the Company for any such claims brought against them. In addition, there can be no assurance that product liability claims will not be filed directly against the Company with respect to products manufactured by it. A product liability claim could have a material adverse effect on the business or financial condition of the Company. The Company currently maintains product liability insurance in amounts, which it believes, are appropriate. There can be no assurance, however, that product liability insurance will continue to be available to the Company in the future on acceptable terms, if at all, or that, if available, the coverages will be adequate to protect the Company against future product liability claims.


===============================================================================
                                      Page 29

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates in its cash, debt and foreign currency transactions.

INTEREST RATE RISK

    The Company's investment portfolio consists of cash and cash equivalents and marketable securities classified as "available for sale." The Company's investments are held for an unspecified period of time and are sold to meet its liquidity needs. The Company maintains its portfolio in a variety of high credit quality securities, including U.S. Government and corporate obligations, certificates of deposit and money market funds. Approximately 51% of the Company's portfolio matures in less than three months and the remaining 49% has an average maturity of less than eighteen months. The carrying value of the investment portfolio approximates the fair market value at December 31, 1998. Because the Company's investments are diversified and are of relatively short maturity, a hypothetical 10% change in interest rates would not have a material effect on the Company's consolidated financial statements.

    Approximately 85% of the Company's long-term debt at December 31, 1998 is subject to fixed interest rates and principal payments. The remaining 15% of long-term debt is subject to variable interest rates but has fixed principal payments. The fair market value of all debt instruments is approximately $98.9 million at December 31, 1998. Management does not believe that the interest rate exposure of its variable interest rate debt is likely to have a material effect on the Company's consolidated financial statements.

FOREIGN CURRENCY EXCHANGE RISK

    The Company is exposed to foreign currency risk by virtue of its international operations that commenced in 1997. The Company conducts business in several European countries and, as a result, excluding U.S. export sales which are principally denominated in U.S. dollars, approximately 68% and 42% of the Company's net revenues for the years ended December 31, 1998 and 1997, respectively, were derived from the Company's operations in Europe. A 10% appreciation or depreciation of the U.S. dollar against foreign currencies would have resulted in a reduction in net revenues for 1998 of approximately $4.8 million or an increase in net revenues of approximately $5.3 million, respectively, based on 1998 net revenue.

    The Company's cash position includes amounts denominated in foreign currencies. The Company manages its worldwide cash requirements considering available funds among its subsidiaries and the cost effectiveness with which these funds can be accessed. The repatriation of cash balances from certain of the Company's affiliates could have adverse tax consequences. However, those balances are generally available without legal restrictions to fund ordinary business operations.

    The Company's consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rates between the Company's subsidiaries' local currency and the U.S. dollar will affect the translation of such subsidiaries' financial results into U.S. dollars for purposes of reporting the Company's consolidated financial results. Translation adjustments are reflected as a component of other comprehensive income (loss) as a separate component of stockholders' equity. Financial statement translation has not, to date, been material to the Company's balance sheet. Such adjustments may in the future be material to the Company's financial statements.


===============================================================================
                                      Page 30

    The Company has made loans to certain of its foreign subsidiaries that are denominated in U.S. dollars. Currency gains and losses on loans for which settlement is planned are included as part of net loss. Currency gains and losses on loans for which no settlement is planned are reflected as a component of other comprehensive income in stockholders' equity. During 1998, the Company recognized $1.2 million in net foreign currency gains resulting primarily from the loan to its German subsidiary. A 10% appreciation or depreciation of the U.S. dollar against foreign currencies would have resulted in a reduction in the net foreign currency gain for 1998 of approximately $2.3 million or an increase in the net foreign currency gain of approximately $3.0 million, respectively.

    The Company currently hedges certain of its foreign currency assets with foreign currency liabilities. The Company is, however, actively considering expanding its hedging strategies to utilize forward contracts and/or cross-currency swaps.

===============================================================================
                                      Page 31

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following financial statements are filed as a part of this report:

                                                                                                  Page
                                                                                                  ----
            Report of Independent Accountants...............................................       F-2
            Consolidated Balance Sheets.....................................................       F-3
            Consolidated Statements of Operations...........................................       F-4
            Consolidated Statements of Stockholders' Equity.................................       F-5
            Consolidated Statements of Cash Flows...........................................       F-6
            Consolidated Statements of Comprehensive Income (Loss)                                 F-7
            Notes to Consolidated Financials Statements.....................................       F-8


ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


===============================================================================
                                      Page 32

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

    Those portions of the Company's definitive proxy statement, to be filed with the Commission on or about April 15, 1998 (the "Proxy Statement") appearing under the caption (i) "Election of Directors," beginning with the subsection "Nominees" up to, but not including the subsection "Committees and Board Meetings" and (ii) "Section 16(a) Beneficial Ownership Reporting Compliance" are incorporated herein by reference.

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


===============================================================================
                                      Page 33

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

         (a)      1.  CONSOLIDATED FINANCIAL STATEMENTS

                  The following consolidated financial statements are filed as a part of this report:


                                                                                                        Page
                                                                                                        ----
                  Report of Independent Accountants...............................................       F-2
                  Consolidated Balance Sheets.....................................................       F-3
                  Consolidated Statements of Operations...........................................       F-4
                  Consolidated Statements of Stockholders' Equity ................................       F-5
                  Consolidated Statements of Cash Flows...........................................       F-6
                  Consolidated Statement of Comprehensive Income (Loss)...........................       F-7
                  Notes to Consolidated Financial Statements......................................       F-8

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


                    3.1*        -     Fourth Amended and Restated Certificate of Incorporation of the Registrant, as amended.

                    3.2*        -     Certificate of Amendment of the Certificate of Incorporation of the Registrant.

                    3.3*        -     Amended and Restated Bylaws of the Registrant.

                    4.1         -     Indenture, dated as of October 17, 1997, between the Company and the Bank of New
                                      York. (Filed as Exhibit 4.2 with the Company's registration statement on Form S-3,
                                      Registration No. 333-41037).

                    4.2         -     Registration Rights Agreement, dated as of October 22, 1997, by and among the
                                      Company, Smith Barney Inc., Credit Suisse First Boston Corporation and Lehman
                                      Brothers, Inc. (Filed as Exhibit 4.3 with the Company's registration statement on Form
                                      S-3, Registration No.
                                      333-41037).

                    10.1*#      -     1991 Stock Option Plan.

                    10.1A*#     -     Amendment to 1991 Stock Option Plan.

                    10.2*#            1994 Stock Incentive Plan, as amended.

                    10.3*#      -     1994 Director Stock Option Plan, as amended.

                    10.4*#      -     1994 Employee Stock Purchase Plan, as amended.

                    10.5*       -     Warrants issued to Edgewater Private Equity Fund L.P. and John Pappajohn, dated
                                      June 14, 1994.

                    10.6*       -     1995 Common Stock Purchase Warrants.

                    10.7*             Lease Agreements between Avion (Fairfax) Associates, L.P. and the Company, each dated December 10, 1993.

                    10.8*       -     Lease Agreement by and between Avion (Fairfax) Associates, L.P. and the Company, dated July 19, 1995.

                    10.9++      -     Sublease Agreement by and between Global Mail, Ltd. and the Company, dated
                                      February 10, 1997.

                    10.10*#     -     Employment Agreement between Patrick D. Scrivens and the Company, dated
                                      October 19, 1994. (Filed as Exhibit 10.20 with the Company's registration statement on
                                      Form S-1, Registration No. 33-99092).

                    10.11+#     -     Employment Agreement between Kenneth W. McVey and the Company, dated
                                      December 16, 1996.
                    10.12+#
                                      Employment Agreement between Michael Myers and the Company, dated October 24,
                                      1995.

                    10.13++     -     Lease Agreement by and between Avion (Fairfax) Associates, L.P. and the Company, dated January 17, 1997.

===============================================================================
                                      Page 34

                    10.14++     -     Stock Purchase Agreement for the Acquisition of Pangea, Ltd., dated May 20, 1997.

                    10.15++     -     Share Purchase Agreement for the Acquisition of Clonmel Healthcare Limited, dated
                                      July 29, 1997.

                    10.16++     -     Warrant Agreement with ConAgra, Inc. (to be filed by amendment).

                    10.17++#    -     Amendments to the 1994 Director Stock Option Plan, 1994 Employee Stock Purchase
                                      Plan and 1994 Stock Incentive Plan of the Company.

                    10.18++     -     Deed of Lease Agreement by and between Shaw Road Business Park, L.L.C., dated
                                      January 30, 1998.

                    10.19++#    -     Executive Management Bonus Incentive Plan.

                    10.20#      -     Form of Supplemental Employment Agreement for Michael Myers and S. Rao Cherukuri.

                    21.1        -     Subsidiaries of the Registrant.

                    23.1        -     Consent of PricewaterhouseCoopers LLP

                    27.1        -     Financial Data Schedule.

                  --------------------

                  * Incorporated by reference to the Company's registration statement on Form S-1, Registration No. 33-99092.

                  # Management contract or compensatory plan.

                  + Incorporated by reference to the Company's 1996 annual report on Form 10-K, Comm. File No. 0-27082, filed March 31, 1997.

                 ++ Incorporated by reference to the Company's 1997 annual report on Form 10-K, Comm. File No. 0-27082, filed March 31, 1998.


         (b)      REPORTS ON FORM 8-K

         No Current Reports on Form 8-K were filed by the Registrant during the last fiscal quarter.

===============================================================================
                                      Page 35

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                               FUISZ TECHNOLOGIES LTD.

                                                               By:  /S/
                                                                  --------------------------
                                                                  Kenneth W. McVey
                                                                  Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

March 31, 1999                                                 By:   /S/
                                                                  -----------------------
                                                                  Kenneth W. McVey
                                                                  Chief Executive Officer

March 31, 1999                                                 By:   /S/
                                                                  -----------------------
                                                                  Patrick D. Scrivens
                                                                  Chief Financial Officer

Directors:

March 31, 1999                                                       /S/
                                                                  -----------------------
                                                                  Richard C. Fuisz, M.D.

March 31, 1999                                                       /S/
                                                                  -----------------------
                                                                  John R. Fuisz

March 31, 1999                                                       /S/
                                                                  -----------------------
                                                                  Louis Lauer


March 31, 1999                                                       /S/
                                                                  -----------------------
                                                                  Antone J. Lazos


March 31, 1999                                                       /S/
                                                                  -----------------------
                                                                  Kenneth W. McVey


March 31, 1999                                                       /S/
                                                                  -----------------------
                                                                  Donald E. O'Neill


March 31, 1999                                                       /S/
                                                                  -----------------------
                                                                  Fredrik C. Schreuder


March 31, 1999                                                       /S/
                                                                  -----------------------
                                                                  Daniel Tierney


===============================================================================
                                      Page 36

                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                  PAGE
Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-2
Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-3
Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-4
Consolidated Statements of Stockholders' Equity . . . . . . . . . . . . . . . . . . . . . . . .   F-5
Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-6
Consolidated Statements of Comprehensive Income (Loss)  . . . . . . . . . . . . . . . . . . . .   F-7
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . .   F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
FUISZ TECHNOLOGIES LTD.

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Fuisz Technologies Ltd. and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                               PricewaterhouseCoopers LLP

McLean, Virginia
February 25, 1999

                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)


                                                                                              DECEMBER 31,
                                                                                        -------------------------
                                                                                            1997         1998
                                                                                        -----------  ------------
                                    ASSETS
Current assets:
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   9,238   $    5,548
    Marketable securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19,678       73,134
    Accounts receivable, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13,889       10,237
    Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,072        5,375
    Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,621        1,263
                                                                                       ----------   ----------
       Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      49,498       95,557
Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10,971       10,255
Property, plant and equipment, net  . . . . . . . . . . . . . . . . . . . . . . . . .      26,554       22,941
Intangibles, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      55,550       34,883
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,163        6,484
                                                                                       ----------   ----------
       Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 145,736    $ 170,120
                                                                                       ==========   ==========

   LIABILITIES, REDEEMABLE PREFERENCE SHARES AND STOCKHOLDERS' EQUITY


Current liabilities:
    Lines of credit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   633    $   1,042
    Current portion of notes payable  . . . . . . . . . . . . . . . . . . . . . . . .       2,266        2,679
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,159        8,973
    Accrued and other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .       5,192        4,305
    Deferred revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,664          622
                                                                                       ----------   ----------
       Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . .      18,914       17,621

Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      90,639       90,184
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,735        1,534
                                                                                       ----------   ----------
       Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     111,288      109,339
                                                                                       ==========   ==========

Commitments and contingencies

Redeemable preference shares of subsidiary  . . . . . . . . . . . . . . . . . . . . .          --        1,173
                                                                                       ----------   ----------

Stockholders' equity:
   Preferred stock, par value $.01 per share; authorized 1,000,000 shares;
    none issued or outstanding. . . . . . . . . . . . . . . . . . . . . . . . . . . .          --           --
  Common stock, par value $.01 per share; authorized 50,000,000 shares;
     issued 22,541,638 and 22,189,462, respectively; and outstanding 21,903,438 and
     22,189,462 shares, respectively  . . . . . . . . . . . . . . . . . . . . . . . .         225          222
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     111,163      109,332
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (72,658)     (49,055)
  Accumulated other comprehensive income (loss) . . . . . . . . . . . . . . . . . . .      1,283         (891)
  Treasury stock, at cost; 638,200 shares in 1998 . . . . . . . . . . . . . . . . . .     (5,565)           --
                                                                                       ----------   ----------
     Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . .      34,448       59,608
                                                                                       ----------   ----------
     Total liabilities, redeemable preference shares and stockholders' equity . . . .   $ 145,736   $  170,120
                                                                                       ==========   ==========


        The accompanying notes are an integral part of these consolidated financial statements.


                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                               FOR THE YEARS ENDED
                                                                                  DECEMBER 31,
                                                                  -------------------------------------------------
                                                                    1998               1997               1996
                                                                  -------------------------------------------------
 Operating revenues:
     Product sales . . . . . . . . . . . . . . . . . . . . .        $  47,898       $      11,968     $         48
     Research and development  . . . . . . . . . . . . . . .            4,334               5,390            2,426
     Licensing fees and other  . . . . . . . . . . . . . . .            8,987               4,840            6,052
                                                                    ---------        ------------      -----------
        Total operating  revenues  . . . . . . . . . . . . .           61,219              22,198            8,526
                                                                    ---------        ------------      -----------
 Operating expenses:
     Cost of sales . . . . . . . . . . . . . . . . . . . . .           27,924               7,807               --
     Research and development  . . . . . . . . . . . . . . .           24,058              16,944            9,232
     Selling, general and administrative . . . . . . . . . .           29,482              13,877            9,073
     Other operating expenses  . . . . . . . . . . . . . . .               --               4,694               --
                                                                    ---------        ------------      -----------
        Total operating expenses . . . . . . . . . . . . . .           81,464              43,322           18,305
                                                                    ---------        ------------      -----------
 Net operating loss  . . . . . . . . . . . . . . . . . . . .         (20,245)            (21,124)          (9,779)
                                                                    ---------        ------------      -----------
 Other income (expense), net:
     Interest income . . . . . . . . . . . . . . . . . . . .            3,212               3,013            2,977
     Interest expense  . . . . . . . . . . . . . . . . . . .          (7,357)             (1,490)              (4)
     Foreign currency gain, net  . . . . . . . . . . . . . .            1,172                  --               --
                                                                    ---------        ------------      -----------
        Total other income (expense) . . . . . . . . . . . .          (2,973)               1,523            2,973
                                                                    ---------        ------------      -----------
 Net loss before income taxes  . . . . . . . . . . . . . . .         (23,218)            (19,601)          (6,806)
 Income tax provision  . . . . . . . . . . . . . . . . . . .            (361)                   -                -
                                                                    ---------        ------------      -----------
 Net loss  . . . . . . . . . . . . . . . . . . . . . . . . .        $(23,579)        $   (19,601)       $  (6,806)
                                                                    =========        ============      ===========
 Net loss per share (basic and diluted)  . . . . . . . . . .        $  (1.07)        $     (0.92)       $   (0.35)
                                                                    =========        ============      ===========
 Weighted average shares outstanding (basic and diluted) . .           22,129              21,234           19,496
                                                                    =========        ============      ===========


            The accompanying notes are an integral part of these consolidated financial statements.

                                       F-4

                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                      Common stock                     Treasury stock
                                                              ----------------------------      ----------------------------
                                                                Shares            Amount          Shares            Amount
                                                              ------------   -------------      ------------   -------------
Balance, December 31, 1995..........................          18,038,987    $         180          -           $ -
Secondary public offering of Common Stock,
  $25.00 per share, net of expenses.................           1,894,550               19          -             -
Repayment of obligations under Section 16(b) of
  the Securities Exchange Act of 1934...............                -            -                 -             -
Exercise of stock options...........................             430,880                4          -             -
Exercise of warrants................................              39,160                1          -             -
Purchase of treasury stock..........................                -                          (100,000)            (775)
Issuance of 380,952 shares of stock in connection                                -
  with employment agreement.........................             280,952                3        100,000              775
Amortization of deferred compensation...............                -            -                 -             -
Net loss............................................                -            -                 -             -
                                                          ---------------   --------------    ------------  --------------
Balance, December 31, 1996..........................          20,684,529              207          -             -
Exercise of stock options...........................             215,699                2          -             -
Exercise of warrants................................             194,828                2          -             -
Issuance of 1,000,000 warrants in connection with
  license agreement.................................                -              -               -             -
Common Stock issued in connection with business
  acquisitions......................................           1,094,406               11          -             -
Other comprehensive income..........................                -            -                 -             -
Dividends on redeemable preference shares...........                -            -                 -             -
Net loss............................................                -            -                 -             -
                                                          ---------------   --------------    ------------  --------------
Balance, December 31, 1997..........................          22,189,462              222          -             -
Exercise of stock options...........................             345,151                3          -             -
Exercise of warrants................................               7,025         -                 -             -
Purchases of treasury stock.........................                -            -               (638,200)        (5,565)
Other comprehensive income..........................                -            -                 -             -
Acceleration of stock option vesting................                -            -                 -             -
Dividends on redeemable preference shares...........                -            -                 -             -
Net loss............................................                -            -                 -             -
                                                          ---------------   --------------    ------------  --------------
Balance, December 31, 1998..........................          22,541,638    $         225       (638,200)   $     (5,565)
                                                          ===============   ==============    ============  ==============




                                                                                                        Accumulated
                                                                Additional                                other
                                                                 paid in             Accumulated       comprehensive
                                                                 capital              deficit          income (loss)
                                                              ----------------    ----------------  ------------------

Balance, December 31, 1995..........................             $     54,452       $        (22,629)   $    -
Secondary public offering of Common Stock,
  $25.00 per share, net of expenses...................                 35,764               -                -
Repayment of obligations under Section 16(b) of
  the Securities Exchange Act of 1934........                              40               -                -
Exercise of stock options...........................                      897               -                -
Exercise of warrants................................                      129               -                -
Purchase of treasury stock..........................                   -                    -                -
Issuance of 380,952 shares of stock in connection
  with employment agreement..........................                   2,222               -                -
Amortization of deferred compensation...............                      (86)              -                -
Net loss............................................                   -                      (6,806)        -
                                                              -----------------     -------------------  --------------
Balance, December 31, 1996..........................                   93,418                (29,435)        -
Exercise of stock options...........................                      741               -                -
Exercise of warrants................................                      996               -                -
Issuance of 1,000,000 warrants in connection with
  license agreement...................................                  2,294               -                -
Common Stock issued in connection with business
  acquisitions........................................                 11,883               -                -
Other comprehensive income..........................                   -                    -                     (891)
Dividends on redeemable preference shares...........                   -                         (19)        -
Net loss............................................                   -                     (19,601)        -
                                                              -----------------     -------------------  --------------
Balance, December 31, 1997..........................                  109,332                (49,055)             (891)
Exercise of stock options...........................                    1,555               -                -
Exercise of warrants................................                   -                    -                -
Purchases of treasury stock.........................                   -                    -                -
Other comprehensive income..........................                   -                    -                    2,174
Acceleration of stock option vesting................                      276               -                -
Dividends on redeemable preference shares...........                   -                         (24)        -
Net loss............................................                   -                     (23,579)        -
                                                              -----------------     -------------------  --------------
Balance, December 31, 1998..........................             $    111,163       $        (72,658)    $       1,283
                                                              =================     ===================  ==============



                                                                   Deferred
                                                                 compensation
                                                                   on stock
                                                                   options
                                                                   granted             Total
                                                               ----------------  ------------------

Balance, December 31, 1995..........................           $         (101)     $         31,902
Secondary public offering of Common Stock,
  $25.00 per share, net of expenses...................             -                         35,783
Repayment of obligations under Section 16(b) of
  the Securities Exchange Act of 1934........                      -                             40
Exercise of stock options...........................               -                            901
Exercise of warrants................................               -                            130
Purchase of treasury stock..........................               -                          (775)
Issuance of 380,952 shares of stock in connection
  with employment agreement..........................              -                          3,000
Amortization of deferred compensation...............                       101                   15
Net loss............................................               -                        (6,806)
                                                               ------------------     ---------------
Balance, December 31, 1996..........................               -                         64,190
Exercise of stock options...........................               -                            743
Exercise of warrants................................               -                            998
Issuance of 1,000,000 warrants in connection with
  license agreement...................................             -                          2,294
Common Stock issued in connection with business
  acquisitions........................................             -                         11,894
Other comprehensive income..........................                                          (891)
Dividends on redeemable preference shares...........               -                           (19)
Net loss............................................               -                       (19,601)
                                                               ------------------     ---------------
Balance, December 31, 1997..........................                                         59,608
Exercise of stock options...........................               -                          1,558
Exercise of warrants................................               -
Purchases of treasury stock.........................               -                        (5,565)
Other comprehensive income..........................                                          2,174
Acceleration of stock option vesting................               -                            276
Dividends on redeemable preference shares...........               -                           (24)
Net loss............................................               -                       (23,579)
                                                               ------------------     ---------------
Balance, December 31, 1998..........................           $   -                  $      34,448
                                                               ==================     ===============



      The accompanying notes are an integral part of these consolidated financial statements.



                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                               FOR THE YEARS ENDED,
                                                                                   DECEMBER 31,
                                                                         1998          1997           1996
                                                                     ----------     ----------    ----------
Operating activities:
    Net loss  . . . . . . . . . . . . . . . . . . . . . . . . .      $  (23,579)    $  (19,601)    $  (6,806)
    Adjustments to reconcile net loss to net cash used by operating activities:
       Depreciation and amortization  . . . . . . . . . . . . .            8,455          2,439           703
       Amortization of deferred financing costs . . . . . . . .              423             74            --
       Amortization of discount on notes payable  . . . . . . .            1,124            364            --
       Noncash compensation expense . . . . . . . . . . . . . .              276             --         3,015
       Noncash warrant issue expense  . . . . . . . . . . . . .               --          2,294            --
    Increase (decrease) in cash resulting from changes in working capital items, net of effects of business acquisitions:
       Accounts receivable and other current assets . . . . . .          (1,271)        (2,703)       (2,050)
       Accounts payable and other liabilities . . . . . . . . .              208            873         2,458
                                                                     -----------     ----------    ----------
          Net cash used by operating activities . . . . . . . .         (14,364)       (16,260)       (2,680)
                                                                     -----------     ----------    ----------
Investing activities:
    Decrease (increase) in marketable securities  . . . . . . .           52,939       (28,171)      (45,051)
    Capital expenditures  . . . . . . . . . . . . . . . . . . .          (5,236)       (12,789)       (4,449)
    Acquisitions of businesses, net of acquired cash  . . . . .         (19,654)        (8,021)            --
    Additions to intangibles  . . . . . . . . . . . . . . . . .          (3,474)        (2,403)            --
    Decrease (increase) in other assets . . . . . . . . . . . .            2,763        (2,068)       (1,114)
                                                                     -----------     ----------    ----------
          Net cash provided (used) by investing activities.....           27,338       (53,452)      (50,614)
                                                                     -----------     ----------    ----------
Financing activities:
    Net proceeds from sale of subordinated convertible debentures             --         72,750            --
    Net proceeds from sale of Common Stock  . . . . . . . . . .               --             --        35,824
    Purchases of treasury stock . . . . . . . . . . . . . . . .          (5,565)             --         (775)
    Proceeds from exercise of stock options . . . . . . . . . .            1,558            743           901
    Proceeds from exercise of stock warrants  . . . . . . . . .               --            997           130
    Redemption of preference shares of subsidiary . . . . . . .          (1,159)             --            --
    Net borrowings under line of credit agreements  . . . . . .            (451)        (1,338)            --
    Payments of debt obligations  . . . . . . . . . . . . . . .          (2,976)        (2,283)          (58)
                                                                     -----------     ----------    ----------
          Net cash provided (used) by financing activities.....          (8,593)         70,869        36,022
                                                                     -----------     ----------    ----------
Effect of exchange rate changes on cash . . . . . . . . . . . .            (691)          (891)            --
                                                                     -----------     ----------    ----------
Net increase (decrease) in cash and cash equivalents  . . . . .            3,690            266      (17,272)
Cash and cash equivalents, beginning of period  . . . . . . . .            5,548          5,282        22,554
                                                                     -----------     ----------    ----------
Cash and cash equivalents, end of period  . . . . . . . . . . .            9,238          5,548         5,282

Marketable securities and restricted cash, end of period  . . .           30,649         83,389        55,218
                                                                     -----------     ----------    ----------
Cash, cash equivalents and  marketable securities, end of period      $   39,887      $  88,937     $  60,500
                                                                     ===========     ==========    ==========


Supplemental cash flow disclosures:
    Cash paid for interest  . . . . . . . . . . . . . . . . . .        $   5,452     $      105     $      52
                                                                     ===========     ==========    ==========
    Noncash investing and financing activities:
      Equipment acquired under capital leases . . . . . . . . .        $     893     $              $
                                                                     ===========     ==========    ==========
      Offering and acquisition costs financed in accounts payable      $      --     $      406     $      --
                                                                     ===========     ==========    ==========
      Common stock issued in connection with business
       acquisitions. . . . . . . . . . . . . . . . . . . . . ..        $      --     $   11,894     $      --
                                                                     ===========     ==========    ==========
      Issuance of installment notes in connection with business and
        product acquisitions, net of discount of $2,082 . . . .        $      --     $   15,437     $
                                                                     ===========     ==========    ==========
      Accrued dividends . . . . . . . . . . . . . . . . . . . .        $      24     $       19     $      --
                                                                     ===========     ==========    ==========



                  The accompanying notes are an integral part of these consolidated financial statements.


                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (IN THOUSANDS)

                                                                           FOR THE YEARS ENDED

                                                                                DECEMBER 31,
                                                               ----------------------------------------
                                                                     1998          1997         1996
                                                               -----------   ------------   -----------
                   Net loss................................     $  (23,579)    $ (19,601)    $ (6,806)

                   Other comprehensive income (loss).......           2,174         (891)            -
                                                                -----------   ------------   ----------
                   Comprehensive loss......................     $   (21,405)   $  (20,492)    $ (6,806)
                                                                ===========   ============   ==========



                      The accompanying notes are an integral part of these consolidated financial statements.


                                       F-7

                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS

  Fuisz Technologies Ltd., a Delaware corporation, was formed on June 9, 1988 (Fuisz Technologies Ltd., together with its wholly owned subsidiaries, is referred to collectively herein as the "Company"). The Company is engaged in the development, manufacture and commercialization of a wide variety of pharmaceutical and consumer healthcare products and technologies. The Company uses its unique drug delivery technologies, including its CEFORM(TM) and Shearform(TM) technologies, to conduct research and development activities on behalf of pharmaceutical and consumer healthcare companies. Products flowing from these research and development efforts include drug and consumer healthcare formulations using the Company's innovative Flash Dose(R), EZ Chew(R), soft chew and Spoon Dose(R) formats.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

  The consolidated financial statements include the accounts of Fuisz Technologies Ltd. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Reclassifications

  Certain prior period amounts have been reclassified to conform to the current year presentation.

Foreign currency translation

  The financial statements of the foreign subsidiaries were prepared in their respective local currencies and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted-average rate for the period on the statements of operations and cash flows. Translation adjustments are reflected as a component of other comprehensive loss in stockholders' equity and accordingly have no effect on net loss. Transaction adjustments for all foreign subsidiaries are included as part of net loss.

  The Company has made loans to certain of its foreign subsidiaries that are denominated in U.S. dollars. Currency gains and losses on loans for which settlement is planned are included as part of net loss. Currency gains and losses on loans for which no settlement is planned are reflected as a component of other comprehensive loss in stockholders' equity.

Net loss per share

  Basic earnings per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding after giving effect to all dilutive potential common shares that were outstanding during the period. Potential common shares are not included in the computation of diluted earnings per share if they are antidilutive. The Company did not have any dilutive potential common shares for the years ended December 31, 1998, 1997 and 1996. Net loss available to common stockholders was increased by $24,000 and $19,000 for dividends payable on redeemable preference shares for the years ended December 31, 1998 and 1997, respectively. Net loss available to common stockholders was not adjusted for the year ended December 31, 1996.

Revenue recognition

  Product sales are recognized upon delivery to customers. Product sales are recorded net of reserves for returns and discounts. The Company maintains reserves at a level that management believes is sufficient to cover estimated future returns and discounts. Research and development fees are deferred and recognized over the period of performance under the terms of the related agreements. License and other fees are recognized as revenue pursuant to the terms of the related agreements.

Cash and cash equivalents

  The Company considers all highly liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents.

Marketable securities

  Marketable securities consist of direct obligations of the United States Government and corporations with strong credit ratings with remaining maturities of one to three years. These investments are considered as available-for-sale as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments are held for an unspecified period of time and are sold to meet its liquidity needs. Accordingly, the Company has classified these investments as current assets. In accordance with SFAS No. 115, unrealized gains and losses are shown as a component of stockholders' equity. Realized gains and losses were immaterial in 1998, 1997 and 1996 and are included in interest income.

Concentration of risks

  The Company has invested its excess cash generally in obligations of the United States Government, commercial paper and money market funds with strong credit ratings and deposits with a commercial bank. The Company has not experienced any losses on its investments. The Company sells its products and services without requiring collateral. However, the Company periodically assesses the financial strength of its customers and collaborative partners and provides allowances for anticipated losses when necessary. At December 31, 1998 and 1997, the allowance for doubtful accounts totaled $732,000 and $477,000, respectively.

  The Company derives a significant portion of its consolidated revenues from its European operations (see Note 16).

  The Company had one customer (13% from Customer A) during 1997 and three customers (37% from Customer B, 24% from Customer C and 17% from Customer D) during 1996 that accounted for more than 10% of total consolidated revenues. No single customer accounted for more than 10% of total consolidated revenues during 1998.

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

Long-lived assets

  The Company periodically evaluates the recoverability of the carrying value of property and equipment and intangible assets. The Company considers historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future and undiscounted cash flows expected to result from the use of these assets. Impairment losses are required to be recognized when the sum of expected future cash flows, undiscounted, are less than the assets' carrying value. No such impairment losses have been recognized to date. Such losses, if necessary, are measured based upon the sum of the discounted expected future cash flows compared to the assets' carrying value.

Deferred financing costs

  Deferred financing costs associated with the various debt issues are classified as part of other assets and are being amortized over the terms of the related debt, using the straight-line method which approximates the effective interest method. Amortization of the deferred financing costs is included in interest expense.

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

Fair value of financial instruments

  The Company believes that the carrying amount of certain of its financial instruments, which include cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities, term loans and installment notes approximate fair value due to the relatively short maturity of these instruments. The fair value of the Debentures (see Note 11) as of December 31, 1998 and 1997 was approximately $81,000,000 and $67,500,000, respectively.

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

3. ACQUISITIONS

  During 1998 and 1997, the Company acquired five companies (the "Acquired Companies"), each of which has been accounted for as a purchase and, accordingly, their operating results have been included in the Company's consolidated financial statements since the respective dates of acquisition.

Fuisz Pharma KG

  Effective February 1, 1998, the Company completed the acquisition of all of the issued and outstanding equity interests of Dr. Rentschler GmbH & Co. Medizin KG ("Fuisz Pharma KG"), a subsidiary of Dr. Rentschler Arzneimittel GmbH & Co., a pharmaceutical sales and distribution company based in Laupheim, Germany, for an aggregate purchase price of approximately $19.4 million in cash. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $15.8 million is being amortized over 15 years.

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

Clonmel Healthcare Limited

  In September 1997, the Company acquired all of the outstanding ordinary share capital of Clonmel Healthcare Limited ("Clonmel"), a private manufacturer of branded generic pharmaceutical products in the Republic of Ireland. The total consideration of $22.7 million consisted of : (i) one million shares of common stock of the Company, valued at a price of $10.65 per share (based on the weighted average price of shares traded from July 25, 1997 to July 31, 1997), which are subject to a contractual restriction on transfer, (ii) an IR Pound Sterling 8,510,000 ($12,650,000 at the date of acquisition) non-interest bearing note due in three installments through January 2000 (the payments of which have been financed with a bank term loan facility) and (iii) related acquisition costs. In addition, $250,000 of contingent consideration was paid to the seller in 1998 since Clonmel executed certain contracts for the manufacture and supply of various pharmaceutical products. The face amount of the installment note was discounted at a rate of 10%. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $15.7 million is being amortized over 20 years.

  Redeemable preference shares. In connection with the acquisition of Clonmel, the Company assumed the obligation of the 750,000 cumulative redeemable preference shares of Clonmel. Cumulative dividends of 3% on 300,000 shares and 6.5% on 450,000 shares were payable annually. The Company redeemed the shares in 1998 at a redemption rate of IR Pound Sterling 1 per share plus accrued dividends.

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

  Prior to the closing of the transaction, one of the Company's directors, who has since resigned from the Board, was also a director and stockholder of Pangea. At the closing, the director received $500,000 of the purchase price for his Pangea shares and repayment in full of $200,000 in loans to Pangea. In addition, the Company's Chairman was also a director of Pangea but received no compensation with respect thereto.

Laboratoires Murat

  In April 1997, the Company acquired all of the outstanding capital stock of Laboratoires Murat ("Murat"), a privately-owned pharmaceutical sales and distribution company based in Paris, France, for an aggregate purchase price of approximately $5.0 million in cash, which includes acquisition costs. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $4.5 million is being amortized over 10 years.

Pro forma information

  The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and the Acquired Companies (excluding Fuisz Pharma KG) as if the acquisitions had occurred January 1, 1996 (a full year of goodwill amortization and interest cost is included for both 1997 and 1996). Pro forma information for Fuisz Pharma KG has not been provided because stand-alone financial information was not produced by the previous owner of Fuisz Pharma KG for periods prior to the acquisition on February 1, 1998.


                                                                             (IN THOUSANDS EXCEPT PER
                                                                                  SHARE AMOUNTS)
                                                                             -----------------------------
                                                                                1997               1996
                                                                             ----------         ----------
  Total revenue..........................................................       $   45,062    $   41,813
  Net loss...............................................................         (22,059)      (10,336)

  Net loss per share (basic and diluted).................................       $   (1.00)    $   (0.50)

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

4.  MARKETABLE SECURITIES

    Marketable securities are carried at fair market value and consist of the following at December 31, 1998 and 1997:

                                                                                                 (IN THOUSANDS)
                                                                                             ----------------------
                                                                                              1998          1997
                                                                                             ----------  ----------
    U.S. Government obligations.......................................................       $   5,090   $   14,213
    Mortgage-backed government securities.............................................           1,309        5,550
    Corporate debt securities.........................................................           5,912       23,929
    Asset-backed securities...........................................................           3,014            -
    Equity securities.................................................................             359            -
    Commercial paper/certificates of deposit..........................................           3,994       29,442
                                                                                             ---------   ----------
                                                                                             $  19,678   $   73,134
                                                                                             =========   ==========


5. INVENTORY

   Inventory consists of the following at December 31, 1998 and 1997.

                                                                                              (IN THOUSANDS)
                                                                                          -------------------------
                                                                                            1998          1997
                                                                                          ----------    -----------
   Raw materials......................................................................     $   2,088    $   1,874
   Work in process....................................................................           694        1,130
   Finished goods.....................................................................         2,290        2,371
                                                                                           ---------   ----------
                                                                                           $   5,072    $   5,375
                                                                                           =========   ==========


6.  PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment, stated at cost, is comprised of the following at December 31, 1998 and 1997.

                                                                                               (IN THOUSANDS)
                                                                                           -----------------------
                                                                                             1998           1997
                                                                                           ----------   ----------
   Buildings                                                                               $    5,729   $    4,834
   Production and laboratory equipment.................................................        11,422       10,118
   Office furniture, computers and equipment...........................................         3,728        2,442
   Leasehold improvements..............................................................         5,305        1,107
   Construction-in-progress............................................................         6,503        7,510
                                                                                           ----------   ----------
                                                                                               32,687       26,011
   Less accumulated depreciation and amortization......................................       (6,133)      (3,070)
                                                                                           ----------   ----------
                                                                                            $  26,554    $  22,941
                                                                                           ==========   ==========

  Construction-in-progress consists primarily of costs incurred in connection with the design and construction of the Company's manufacturing and lab facilities. Depreciation expense was $3,004,000, $1,279,000 and $691,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

7. INTANGIBLE ASSETS

   Intangible assets, stated at cost, consist of the following at December 31, 1998 and 1997.

                                                                             (IN THOUSANDS)
                                                                      ---------------------------
                                                                         1998           1997        USEFUL LIVES
                                                                      -----------    ------------  --------------
    Goodwill.........................................................  $  40,719     $    23,649       10 - 20
    Product licenses/trademarks......................................     21,048          12,016       5 - 10
    Patents and other................................................        284             289       5 - 17
                                                                       ---------     -----------
                                                                          62,051          35,954
    Less accumulated amortization....................................    (6,501)         (1,071)
                                                                       ---------     -----------
                                                                       $  55,550     $    34,883
                                                                       =========     ===========

  Amortization expense was $5,451,000, $1,160,000 and $12,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

8.  ACCRUED LIABILITIES AND OTHER

    Accrued liabilities and other consists of the following at December 31, 1998 and 1997.


                                                                                                  (IN THOUSANDS)
                                                                                            ---------------------------
                                                                                                1998           1997
                                                                                            -------------  ------------
      Interest payable .................................................................      $    1,144    $   1,090
      Personnel costs  .................................................................           1,609        1,233
      Outside services .................................................................             682        1,081
      Facility .........................................................................             402          188
      Income taxes .....................................................................             361            -
      Other.............................................................................             994          713
                                                                                              ----------    ---------
                                                                                              $    5,192    $   4,305
                                                                                              ==========    =========


9.  COMMITMENTS AND CONTINGENCIES

Operating leases

  The Company leases certain of its office, laboratory, warehouse and operating facilities under operating leases which expire at various dates through the year 2005. Most of the leases provide the Company with certain early cancellation rights, as well as renewal options. The facility leases generally require the Company to pay for utilities, taxes, insurance and maintenance costs, in addition to the base rent, which, generally increases by 3% per annum after the first year. Total rent expense for facility leases was approximately $1,334,000, $818,000 and $522,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

  The Company has an $18.0 million equipment leasing line of credit (the "Equipment LOC") with an outside group of lenders. The Equipment LOC is available through June 30, 2000 and provides equipment financing under three or four year operating leases. These operating leases provide the Company with the option after the initial lease term either to purchase the property at the then fair value or renew its lease at the then fair rental value for a negotiated renewal term. The Company has leased certain of its equipment under this Equipment LOC as well as other operating leases which expire at various dates through the year 2002. Total rent expense for equipment leases was approximately $1,960,000 and $283,000, for the years ended December 31, 1998 and 1997, respectively (1996 was not material).

  Future minimum lease payments required under operating leases as of December 31, 1998 are as follows:


 YEAR                                                              (IN THOUSANDS)
 ----                                                              --------------
 1999...............................................................  $      4,272
 2000...............................................................         4,281
 2001...............................................................         4,133
 2002...............................................................         2,652
 2003...............................................................         1,172
 Thereafter.........................................................         2,003
                                                                     -------------
    Total........................................................... $      18,513
                                                                     =============

Capital leases

 The Company also leases certain of its equipment under capital leases. As of December 31, 1998 and 1997, property, plant and equipment includes $896,000 and $251,000, respectively (net of $298,000 and $39,000 of accumulated amortization) of assets under capital leases. Future minimum payments under these capital leases are as follows:


 YEAR                                                              (IN THOUSANDS)
 ----                                                              --------------
 1999...............................................................  $        269
 2000...............................................................           240
 2001...............................................................           236
 2002...............................................................           189
                                                                        -----------
 Total minimum lease payments.......................................           934
 Less amount representing interest..................................          (73)
                                                                        -----------
 Present value of net minimum lease payments........................  $        861
                                                                        ===========

Legal proceedings

  In February 1999, the Company brought suit against Elan Corporation, plc ("Elan") for breach of an agreement entered into in December 1998 under which Elan agreed to pay a fee to the Company for the right, until January 31, 1999, to conclude a manufacturing and licensing agreement regarding manufacturing, as a third party contractor, of certain Company products.

10. LINES OF CREDIT

  Short-term borrowings of $633,000 and $1,042,000 at December 31, 1998 and 1997, respectively, consist of borrowings by subsidiaries located outside the United States under the terms of lines of credit which allow the subsidiaries to borrow in the applicable local currency. These lines of credit total $3.5 million (using exchange rates as of December 31, 1998) and are concentrated in Ireland, France and Italy. The lines of credit generally provide borrowing at the bank reference rate plus 1-2%, which varies depending on the country where the funds are borrowed.

11. NOTES PAYABLE

    Notes payable consists of the following at December 31, 1998 and 1997:

<CAPTION
                                                                                        (IN THOUSANDS)
                                                                                   ---------------------------
                                                                                      1998           1997
                                                                                   -----------    ------------
    Convertible subordinated debentures.........................................   $    75,000    $    75,000
    Term loans, net of discount of $861 in 1997.................................        14,168         12,913
    Installment notes, net of discount of $594 and  $870, respectively..........         2,876          4,747
    Capital leases..............................................................           861            203
                                                                                     ---------     ----------
                                                                                        92,905         92,863
    Less current portion........................................................       (2,266)        (2,679)
                                                                                     ---------     ----------
    Long-term notes payable.....................................................   $    90,639    $    90,184
                                                                                     =========     ==========

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

  Term loans. The Company has an IR Pound Sterling 8,451,000 ($12,592,000 and $11,902,000 as of December 31, 1998 and 1997, respectively) term loan with a bank in Ireland under which it has financed the installment note obligations in connection with the 1997 acquisition of Clonmel (see Note 3). This term loan is payable at various maturities beginning in June 2000 and ending December 2002 and bears interest at the bank's reference rate plus fees (4.3% at
December 31, 1998).   As collateral for the loan, the Company has pledged
approximately $11.0 million in cash and all of Clonmel's assets. The cash which is pledged is shown as restricted cash in the accompanying consolidated balance sheets.

  The Company has several other term loans, in the aggregate amount of $1,576,000 and $1,872,000 as of December 31, 1998 and 1997, respectively, with banks in Ireland, France and Italy. The other term loans are payable in quarterly or annual installments plus interest generally at rates ranging from
4.0 - 8.5%.  The other term loans mature at various dates through the year
2002.

  Installment notes. The Company has an installment note obligation for the purchase of product and trademark rights, which has been discounted at a rate of 10%. The installment note is payable annually and matures in 2001.

  Capital leases. The Company leases certain of its equipment under capital leases (see Note 9).

  The weighted average interest rate on all of the above notes payable was 6.7% at December 31, 1998. Total long-term debt maturities during each of the four years ending December 31, 2002 are $2,266,000, $2,087,000, $2,135,000 and
$12,011,000. No maturities are due in 2003 and the Debentures are due in full in 2004.

12.  STOCKHOLDERS' EQUITY

Treasury Stock

  In November 1996, the Company's Board of Directors authorized a stock repurchase program under which the Company is authorized to repurchase up to 1,000,000 shares of the Company's common stock for reissuance upon the exercise of employee stock options and for other compensation programs utilizing the Company's common stock. During 1996, the Company repurchased 100,000 shares at a cost of $775,000 under this program. In December 1996, the 100,000 repurchased shares were reissued to an officer/director of the Company in connection with an employment agreement. During 1998, the Company repurchased 638,200 shares for $5,565,000.

Accumulated Other Comprehensive Income

  During 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires additional disclosures with respect to certain changes in assets and liabilities that previously were not required to be reported as results of operations for the period. SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income.

  Components of other comprehensive income (loss), which is included as a separate component of stockholders' equity consists of the following:



                                                                                     (IN THOUSANDS)
                                                                        -------------------------------------
                                                                           1998           1997          1996
                                                                        ------------  -----------  ----------
  Foreign currency translation adjustments                                 $  1,833      $  (891)    $     -
  Change in unrealized gains on marketable securities                           341        -               -
                                                                         ----------   -----------  ----------
                                                                           $  2,174      $  (891)    $     -
                                                                         ==========   ===========  ==========

13.  CAPITAL STOCK

Options and Stock Purchase Plans

  The Board of Directors has adopted the 1991 Stock Option Plan (the "1991 Option Plan"), the 1994 Stock Incentive Plan (the "1994 Option Plan"), the 1994 Employee Stock Purchase Plan (the "Stock Purchase Plan"), and the 1994 Director Stock Option Plan (the "Director Option Plan") (collectively, the "Plans") under which 5,600,000 shares of Common Stock have been reserved for issuance upon exercise of options granted to officers, employees, directors and consultants of the Company.

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

  Under the Company's Stock Purchase Plan, which has been inactive through December 31, 1998, employees and officers of the Company are eligible to participate in semiannual plan offerings in which payroll deductions may be used to purchase shares of Common Stock. The purchase price of such shares is 85% of the fair market value of the Common Stock at the lower of the value at either the commencement date or termination date of the offering under the Stock Purchase Plan.

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

  Options granted under the 1991 Option Plan and the 1994 Option Plan generally vest over a two- to four-year period. Options to purchase approximately 2,411,000 and 1,918,000 shares were vested and exercisable at December 31, 1998 and 1997, respectively, with weighted average exercise prices of $7.53 and $6.12, respectively. The weighted average fair value per share of options granted during 1998 and 1997 was $7.02 and $4.79, respectively. Options of approximately 469,000 shares were available for future grant at December 31, 1998, under all plans. The Company has reserved sufficient shares of Common Stock for issuance upon exercise of stock options and stock warrants. Stock option activity since December 31, 1995 is as follows:


                                                                            1994                       WEIGHTED
                                                 1991          1994       DIRECTOR                     AVERAGE
                                                 STOCK        STOCK         STOCK                      EXERCISE
                                  PRE-PLAN      OPTION      INCENTIVE      OPTION                       PRICE
                                   GRANTS        PLAN          PLAN         PLAN          TOTAL       PER SHARE
                                  ---------     ------      ----------   ----------     ---------    -----------
Balance, December 31,. 1995.....    195,900     1,395,916    1,235,277       45,000      2,872,093    $    4.57
     Granted....................         --            --      798,350       15,000        813,350    $   17.94
     Exercised..................  (195,900)     (596,630)     (39,900)           --      (832,430)    $    2.43
     Forfeited..................         --      (39,750)    (345,800)           --      (385,550)    $   16.38
                                 ----------    ----------    ---------    ---------    -----------
Balance, December 31, 1996......         --       759,536    1,647,927       60,000      2,467,463    $    8.02
     Granted....................         --            --    1,246,175      100,000      1,346,175    $    8.43
     Exercised..................         --     (146,325)     (39,374)     (30,000)      (215,699)    $    3.45
     Forfeited..................         --       (1,125)    (314,834)          --       (315,959)    $   22.32
                                 ----------    ----------    ---------    ---------    -----------
Balance, December 31, 1997......         --       612,086    2,539,894      130,000      3,281,980    $    7.05
     Granted....................         --            --      830,675       38,000        868,675    $   11.50
     Exercised..................         --      (189,036)    (113,115)     (43,000)      (345,151)   $    4.52
     Forfeited..................         --          (469)    (249,703)      (3,000)      (253,172)   $    8.40
                                 ----------    ----------    ---------    ---------    -----------
Balance, December 31, 1998......         --       422,581    3,007,751      122,000      3,552,332    $    8.25
                                 ==========    ==========    =========    =========    ===========   ==========


  The following table summarizes additional information about stock options outstanding at December 31, 1998:


                                              Weighted                                     Weighted
                                              Average       Weighted                        Average
                                             Remaining       Average                       Exercise
         Range of              Number       Contractual     Exercise        Number         Price of
     Exercise Prices         Outstanding        Life          Price       Exercisable     Exercisable
-------------------------   --------------  -------------  ------------  -------------  ----------------
  $    1.7800 -    2.5000         62,500        2.3          $    1.78         62,500        $    1.78
  $    2.5001 -    5.0000        521,007        5.1               3.47        521,007             3.47
  $    5.0001 -    7.5000        689,670        7.8               7.21        424,125             7.24
  $    7.5001 -   10.0000      1,434,561        7.9               8.36      1,013,191             8.21
  $   10.0001 -   12.5000        228,194        8.3              10.89         99,194            10.76
  $   12.5001 -   15.0000        611,400        9.8              12.76        286,071            12.77
  $   15.0001 -   25.0000          5,000        7.3              25.00          5,000            25.00
                               ---------        ---          ---------      ---------        ---------
                               3,552,332        7.7          $    8.25      2,411,088        $    7.53
                               =========        ===          =========      =========        =========


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

  The Company has adopted the disclosure-only provisions of SFAS No. 123 as they pertain to financial statement recognition of compensation expense attributable to option grants. If the Company had elected to recognize compensation cost for the 1994 Stock Incentive Plan and the 1994 Director Stock Option Plan consistent with SFAS No. 123, the Company's net loss and net loss per share on a pro forma basis would be:

                                                                                           (IN THOUSANDS)
                                                                               ----------------------------------------
                                                                                  1998           1997          1996
                                                                               -------------  -----------  ------------
               Net loss as reported.........................................   $   (23,579)    $ (19,601)   $  (6,806)
               Net loss pro forma...........................................       (29,417)      (24,497)     (10,931)
               Net loss per share (basic and diluted) as reported...........         (1.07)        (0.92)       (0.35)
               Net loss per share (basic and diluted) pro forma.............         (1.33)        (1.15)       (0.56)


  The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for each year:

                                                                                   1998           1997          1996
                                                                                  -----------   -----------  -----------
               Risk-free interest rate........................................       5.29%          6.28%        6.33%
               Expected life of options -- years..............................         6.0            6.0          6.0
               Expected stock price volatility................................         60%            50%          70%
               Expected dividend yield........................................         0.0%          0.0%         0.0%


Warrants

  In connection with the issuance of convertible notes payable in May 1994, the Company issued warrants to purchase an aggregate of 60,000 shares of Common Stock. These warrants have an exercise price of approximately $5.30 per share and expire in May 1999. As of December 31, 1998, all of these warrants are outstanding. The Company estimated a fair value of $1.24 per share of underlying Common Stock attributable to these warrants. No resulting expense was reflected on the Company's financial statements, as such amounts were immaterial.

  In connection with a line of credit agreement entered into in October 1995, the Company issued warrants to purchase 132,000 shares of Common Stock at an exercise price of $5.00 per share. As of December 31, 1998, 120,000 of these warrants are outstanding. The Company estimated a fair value of $1.69 per share of underlying Common Stock attributable to these warrants. Because the line of credit was terminated in December 1995, the resulting expense of $224,000 was fully amortized to expense during the fourth quarter of 1995.

  In June 1997, the Company entered into a license agreement (the "Agreement") with ConAgra, Inc. ("ConAgra"). Pursuant to the Agreement, the Company granted to ConAgra a warrant to purchase one million shares of Common Stock at $25.00 per share. The warrant became fully exercisable on August 11, 1997 and expires on August 11, 2007, subject to an early termination date of December 15, 2002 if certain revenue milestones are not achieved. The Company recorded a noncash charge equal to the fair value of the warrant of $2.3 million in the third quarter of 1997.

  All of the warrants issued by the Company contain anti-dilutive provisions that adjust the number of shares of Common Stock available for purchase under the warrant or the exercise price, upon the subsequent issuance of certain equity securities or equivalents below the respective exercise prices of the warrants. During 1997, warrantholders exercised 194,828 warrants (originally granted prior to 1994) generating proceeds to the Company of approximately $997,000. During 1998, warrantholders exercised 12,000 warrants (originally granted in 1995) resulting in the issuance of 7,025 shares of Common Stock and the cancellation of 4,975 warrants as payment for the exercise. At December 31, 1998, warrantholders could purchase an aggregate number of shares of Common Stock totaling 1,180,000 at exercise prices ranging from $5.00 to $25.00 per share.

14.  RELATED PARTY TRANSACTIONS

  On December 31, 1998, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") to sell all of the issued and outstanding share capital of FuiszDrugstore.com Ltd. ("FuiszDrugstore"), then a wholly-owned subsidiary of the Company, to a corporation owned by Richard C. Fuisz, M.D. ("Dr. Fuisz"). At the Closing, which took place in February 1999, the Company delivered the shares, which were transferred to RxDrugstore.com Limited ("RxDrugstore.com") and received consideration of $100,000 in cash and 200,000 shares of common stock of RxDrugstore.com (which represents 5% of the issued and outstanding shares of common stock of RxDrugstore.com). The Company will account for its 5% investment in RxDrugstore.com using the cost method. Prior to the Closing, FuiszDrugstore was engaged in sales of drugstore products over the Internet.

  In connection with the Stock Purchase Agreement, in February 1999, the Company and RxDrugstore.com concluded a 20 year license agreement (the "License Agreement"), which grants RxDrugstore.com the non-exclusive right to sell Licensed Products (as that term is defined in the License Agreement) through the Internet. The license covers all existing products of the Company as well as certain additional products developed by the Company over the next four years. In consideration for the license, the Company received a non-interest bearing promissory note for $2.4 million, payable by RxDrugstore.com in four annual installments commencing on December 31, 1999.

  Dr. Fuisz, a director of the Company, is a director and greater than 10% stockholder of RxDrugstore.com. The purchase price was determined by the Company's management and approved by the Board of Directors. Dr. Fuisz did not participate in the determination of the purchase price or the deliberations of the Board.

15.  INCOME TAXES

  The provision for income taxes for the years ended December 31, 1998, 1997 and 1996 is summarized as follows:


                                                                                         (IN THOUSANDS)
                                                                               ---------------------------------
                                                                                 1998        1997        1996
                                                                               ----------  ---------   ---------
                              Current:
                                Federal . . . . . . . . . . . . . . .            $  -         $  -        $  -
                                State . . . . . . . . . . . . . . . .               -            -           -
                                Foreign . . . . . . . . . . . . . . .                162         -           -
                              Deferred:
                                Federal . . . . . . . . . . . . . . .               -            -           -
                                State . . . . . . . . . . . . . . . .               -            -           -
                                Foreign . . . . . . . . . . . . . . .                199         -           -
                                                                                 --------   ---------   ----------
                              Total provision . . . . . . . . . . . .            $   361      $  -        $  -
                                                                                 ========   =========   ==========


  The tax effects of the temporary differences giving rise to the Company's deferred taxes at December 31, 1998 and 1997 are as follows:

                                                                                            (IN THOUSANDS)
                                                                                ---------------------------------
                                                                                        1998              1997
                                                                                -----------------   -------------
                             Net operating loss carryforwards................  $       31,407     $     21,012
                             General business credit carryforwards...........             204              204
                             Other...........................................              92            1,181
                             Valuation allowance.............................        (31,703)         (22,397)
                                                                                  -----------      ------------
                                  Net deferred taxes.........................  $           --     $         --
                                                                                  ===========      ============

  Realization of net deferred tax assets at the balance sheet dates is dependent on the Company's ability to generate future taxable income which is uncertain. Accordingly, a full valuation allowance was recorded against these assets as of December 31, 1998 and 1997.

   As of December 31, 1998, the Company has available net operating loss carryforwards of approximately $83,408,000 and general business credit carryforwards of $204,000. These loss and credit carryforwards expire at various dates beginning in 1998. There may be limitations on the annual utilization of these net operating losses and general business credits as a result of certain changes in ownership that have occurred since the Company's inception. The Company's total net operating loss carryforwards include $15,982,000 related to the exercise of non-qualified stock options. The tax benefit of $6,073,000 related to the exercise of these options will be credited to stockholders' equity when realized.

  The Company's tax provision for the years ended December 31, 1998, 1997 and 1996 differs from the statutory rate for Federal income taxes as a result of the tax effect of the following factors:


                                                                             1998          1997        1996
                                                                          ==========   =========== ===========

                         Statutory rate  . . . . . . . . . . . .             (34.0)%      (34.0)%    (34.0)%
                         State income taxes, net of federal benefit          (4.0)         (4.0)      (4.0)
                         Permanent differences . . . . . . . . .              0.4           0.6        16.9
                         Foreign taxes . . . . . . . . . . . . .              1.6            -          -
                         Valuation allowance . . . . . . . . . .             37.6          37.4        21.1
                                                                          ----------   ----------- -----------
                         Effective tax rate  . . . . . . . . . .              1.6 %          -           -
                                                                          ==========   =========== ===========


16.  SEGMENT INFORMATION

  During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires the Company to report financial and descriptive information about its reportable operating segments. The accounting policies of the segments are the same as those described in Note 2, "Summary of Significant Accounting Policies." Segment data includes a charge for management fees allocating a portion of corporate headquarters' costs to each of its operating segments. The Company is engaged in the development, manufacture and commercialization of a wide variety of pharmaceutical and consumer healthcare products. To achieve these objectives, the Company has three reportable segments: Pharmaceutical Operations, Pharmaceutical Research and Development and Consumer Healthcare.

  PHARMACEUTICAL OPERATIONS. This segment includes the selling and distribution of a wide variety of pharmaceutical products through five of the Company's subsidiaries: Fuisz Pharma KG, Murat, Istoria, Pangea and Clonmel. These companies operate as pharmaceutical marketing and distribution companies and sell various pharmaceutical products for which they own product marketing rights through their distribution channels. This segment also includes the Company's manufacturing operations, which through December 31, 1998, have principally taken place at the manufacturing facilities of Clonmel. The products sold by this segment are either manufactured by Clonmel or by third parties contracted by the Company.

  PHARMACEUTICAL RESEARCH AND DEVELOPMENT. This segment includes research and development efforts focused on developing pharmaceutical products for the Company's collaborators as well as Company-funded products for future collaboration. The Company's collaborative arrangements typically provide for a customer-funded development project and contemplate a licensing arrangement under which, if a product is commercialized by the collaborative partner, the Company would receive license fees, royalty payments from product sales and manufacturing revenue.

  CONSUMER HEALTHCARE. This segment includes product research and development efforts primarily focused on developing food and nutraceutical products for the Company's collaborators as well as the manufacture and sale of such products through conventional distribution channels. Through December 31, 1998, this segment's operations have principally been focused on research and development activities. The Company's collaborative arrangements are structured similar to those of the Pharmaceutical Research and Development segment.

  Segment information for 1998, 1997 and 1996 is as follows:


                                                         (IN THOUSANDS)
                          ---------------------------------------------------------------------------
                                                PHARMACEUTICAL
                           PHARMACEUTICAL        RESEARCH AND         CONSUMER
                             OPERATIONS          DEVELOPMENT         HEALTHCARE           TOTAL
                          -----------------   ------------------  ------------------  ---------------
 Revenues:
    1998                         $  47,898            $  11,617          $  1,704         $   61,219
    1997                            11,968                6,389             3,841             22,198
    1996                                 -                7,227             1,299              8,526
 ----------------------------------------------------------------------------------------------------
 Net operating loss:
    1998                           (1,249)             (15,287)           (3,709)           (20,245)
    1997                           (1,519)             (16,958)           (2,647)           (21,124)
    1996                                 -              (8,630)           (1,149)            (9,779)
 ----------------------------------------------------------------------------------------------------
 Identifiable assets(1):
    1998                            84,040               61,696                 -            145,736
    1997                            58,644              111,476                 -            170,120
    1996                                 -               69,083                 -             69,083
 ----------------------------------------------------------------------------------------------------
 Depreciation and
      amortization(1):
    1998                             6,263                2,192                 -              8,455
    1997                             1,430                1,009                 -              2,439
    1996                                 -                  703                 -                703
 ----------------------------------------------------------------------------------------------------
 Capital expenditures(1):
    1998                             3,048                2,188                                5,236
    1997                             5,911                6,878                 -             12,789
    1996                                 -                4,449                 -              4,449
 ----------------------------------------------------------------------------------------------------

(1) Asset information for the Consumer Healthcare segment is aggregated with the Pharmaceutical Research and Development segment since the Company does not produce such information internally by segment.

  Summarized financial information by geographic region for 1998, 1997 and 1996 is as follows:


                                                                                  (IN THOUSANDS)
                                                                     -------------------------------------
                                                                       NORTH
                                                                       AMERICA      EUROPE        TOTAL
                                                                     -----------  -----------  -----------

                            Revenues:
                               1998                                  $  19,766     $   41,453   $  61,219
                               1997                                     12,948          9,250      22,198
                               1996                                      8,526              -       8,526
                         -----------------------------------------------------------------------------------
                            Net operating income (loss):
                               1998                                   (20,352)            107    (20,245)
                               1997                                   (19,322)        (1,802)    (21,124)
                               1996                                    (9,779)              -     (9,779)
                         -----------------------------------------------------------------------------------
                            Identifiable assets:
                               1998                                     56,100         89,636     145,736
                               1997                                    107,353         62,767     170,120
                               1996                                     69,083              -      69,083
                         -----------------------------------------------------------------------------------

                                       F-20

                                EXHIBIT INDEX

                                                                                                      SEQUENTIALLY
          Exhibit                                                                                       NUMBERED
          Number       DESCRIPTION OF EXHIBIT                                                             PAGE
                       ----------------------
          3.1*         Fourth Amended and Restated Certificate of Incorporation of the Registrant, as
                       amended.

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

          10.5*        Warrants issued to Edgewater Private Equity Fund L.P. and John
                       Pappajohn, dated June 14, 1994.

          10.6*        1995 Common Stock Purchase Warrants.

          10.7*        Lease Agreements between Avion (Fairfax) Associates, L.P. and the
                       Company, each dated December 10, 1993.

          10.8*        Lease Agreement by and between Avion (Fairfax) Associates, L.P. and the Company, dated July 19, 1995.

          10.9++       Sublease Agreement by and between Global Mail, Ltd. and the Company, dated February 10, 1997.

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

          10.11+#      Employment Agreement between Kenneth W. McVey and the Company, dated
                       December 16, 1996.

          10.12+#      Employment Agreement between Michael Myers and the Company, dated
                       October 24, 1995.

          10.13++      Lease Agreement by and between Avion (Fairfax) Associates, L.P. and the Company, dated January 17, 1997.

          10.14++      Stock Purchase Agreement for the Acquisition of Pangea,
                       Ltd., dated 10.14 May 20, 1997.

          10.15++      Share Purchase Agreement for the Acquisition of Clonmel Healthcare
                       Limited, dated July 29, 1997.

          10.16++      Warrant Agreement with ConAgra, Inc. (to be filed by amendment).

          10.17++#     Amendments to the 1994 Director Stock Option Plan, 1994 Employee
                       Stock Purchase Plan and 1994 Stock Incentive Plan of the Company.

          10.18++      Deed of Lease Agreement by and between Shaw Road Business Park,
                       L.L.C., dated January 30, 1998.

          10.19++#     Executive Management Bonus Incentive Plan.

          10.20#       Form of supplemental Employment Agreement for Michael Myers and S. Rao Cherukuri.

          21.1         Subsidiaries of the Registrant.

          23.1         Consent of PricewaterhouseCoopers LLP

          27.1         Financial Data Schedule.


        * Incorporated by reference to the Company's registration statement on Form S-1, Registration No.
          33-99092.

        # Management contract or compensatory plan.

        + Incorporated by reference to the Company's 1996 annual report on Form 10-K, Comm. File No. 0-27082, filed March 31, 1997.

       ++ Incorporated by reference to the Company's 1997 annual report on Form 10-K, Comm. File No. 0-27082, filed March 31, 1998.


===============================================================================
                                      Page 37