Form 10-K/A
period 1998-12-31
FUISZ TECHNOLOGIES LTD
filed 1999-04-15
CIK 873064

===============================================================================

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

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


===============================================================================

Introductory Note

This Form 10-K/A is being filed to i) correct the column headings on the balance sheet which were mislabeled in the initial submission and ii) make other non-substantive edits to the initial submission.

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

    In connection with the stock purchase agreement entered on December 31, 1998 to sell all of the issued and outstanding share capital of its wholly-owned subsidiary, FuiszDrugstore.com Ltd. (see Note 14 in "Notes to Consolidated Financial Statements"), in February 1999, the Company and a wholly-owned subsidiary of Dr. Fuisz (the "Subsidiary") concluded a 20 year license agreement (the "License Agreement"), which grants the Subsidiary the non-exclusive right to sell Licensed Products (as that term is defined in the License Agreement) through the Internet. The license covers all existing products of the Company as well as certain additional products developed by the Company over the next four years. In consideration for the license, the Company received a non-interest bearing promissory note for $2.4 million, payable by the Subsidiary in four annual installments commencing on December 31, 1999.

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

                                               PricewaterhouseCoopers LLP

McLean, Virginia
February 25, 1999

                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)


                                                                                              DECEMBER 31,
                                                                                        -------------------------
                                                                                            1998         1997
                                                                                        -----------  ------------
                                    ASSETS
Current assets:
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   9,238   $    5,548
    Marketable securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19,678       73,134
    Accounts receivable, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13,889       10,237
    Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,072        5,375
    Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,621        1,263
                                                                                       ----------   ----------
       Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      49,498       95,557
Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10,971       10,255
Property, plant and equipment, net  . . . . . . . . . . . . . . . . . . . . . . . . .      26,554       22,941
Intangibles, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      55,550       34,883
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,163        6,484
                                                                                       ----------   ----------
       Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 145,736    $ 170,120
                                                                                       ==========   ==========

   LIABILITIES, REDEEMABLE PREFERENCE SHARES AND STOCKHOLDERS' EQUITY


Current liabilities:
    Lines of credit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   633    $   1,042
    Current portion of notes payable  . . . . . . . . . . . . . . . . . . . . . . . .       2,266        2,679
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,159        8,973
    Accrued and other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .       5,192        4,305
    Deferred revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,664          622
                                                                                       ----------   ----------
       Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . .      18,914       17,621

Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      90,639       90,184
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,735        1,534
                                                                                       ----------   ----------
       Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     111,288      109,339
                                                                                       ==========   ==========

Commitments and contingencies

Redeemable preference shares of subsidiary  . . . . . . . . . . . . . . . . . . . . .          --        1,173
                                                                                       ----------   ----------

Stockholders' equity:
   Preferred stock, par value $.01 per share; authorized 1,000,000 shares;
    none issued or outstanding. . . . . . . . . . . . . . . . . . . . . . . . . . . .          --           --
  Common stock, par value $.01 per share; authorized 50,000,000 shares;
     issued 22,541,638 and 22,189,462, respectively; and outstanding 21,903,438 and
     22,189,462 shares, respectively  . . . . . . . . . . . . . . . . . . . . . . . .         225          222
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     111,163      109,332
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (72,658)     (49,055)
  Accumulated other comprehensive income (loss) . . . . . . . . . . . . . . . . . . .      1,283         (891)
  Treasury stock, at cost; 638,200 shares in 1998 . . . . . . . . . . . . . . . . . .     (5,565)           --
                                                                                       ----------   ----------
     Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . .      34,448       59,608
                                                                                       ----------   ----------
     Total liabilities, redeemable preference shares and stockholders' equity . . . .   $ 145,736   $  170,120
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

  In connection with the Stock Purchase Agreement, in February 1999, the Company and a wholly-owned subsidiary of Dr. Fuisz (the "Subsidiary") concluded a 20 year license agreement (the "License Agreement"), which grants the Subsidiary the non-exclusive right to sell Licensed Products (as that term is defined in the License Agreement) through the Internet. The license covers all existing products of the Company as well as certain additional products developed by the Company over the next four years. In consideration for the license, the Company received a non-interest bearing promissory note for $2.4 million, payable by the Subsidiary in four annual installments commencing on December 31, 1999.

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