Form 10-Q
period 1999-03-31
FUISZ TECHNOLOGIES LTD
filed 1999-05-14
CIK 873064

--------------------------------------------------------------------------------

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

    x       Quarterly report pursuant to Section 13 or 15(d) of the Securities
  -----     Exchange Act of 1934. For the quarterly period ended March 31, 1999.

            Transition report pursuant to Section 13 or 15(d) of the Securities
  -----     Exchange Act of 1934. For the transition period from ________ to
            _____________.

                         Commission File number 0-27082
                             FUISZ TECHNOLOGIES LTD.
               (Exact name of registrant as specified in charter)

            Delaware                                     52-1579474
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


                             14555 Avion at Lakeside
                            Chantilly, Virginia 20151
                    (Address of Principal Executive Offices),
        Registrant's telephone number including area code: (703) 995-2400

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                     ---    ---

As of April 30, 1999, the Registrant has outstanding 21,925,723 shares of Common Stock, par value $.01.

--------------------------------------------------------------------------------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)


                                                                                         MARCH 31,         DECEMBER 31,
                                                                                           1999               1998
                                                                                      -------------      -------------
                                                    ASSETS                             (Unaudited)
Current assets:
     Cash and cash equivalents.....................................................   $       8,529       $      9,238
     Marketable securities.........................................................          13,563             19,678
     Accounts receivable, net......................................................          17,992             13,889
     Inventory.....................................................................           4,777              5,072
     Other current assets..........................................................           2,407              1,621
                                                                                      --------------      -------------
          Total current assets.....................................................          47,268             49,498
Restricted cash....................................................................          10,138             10,971
Property, plant and equipment, net.................................................          25,714             26,554
Intangibles, net...................................................................          50,885             55,550
Other assets.......................................................................           4,940              3,163
                                                                                      --------------      -------------
       Total assets................................................................   $     138,945       $    145,736
                                                                                      ==============      =============


                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Lines of credit................................................................   $        155        $        633
    Current portion of notes payable...............................................          2,053               2,266
    Accounts payable...............................................................          6,783               8,159
    Accrued and other liabilities..................................................          6,113               5,192
    Deferred revenue...............................................................          2,183               2,664
                                                                                      -------------       -------------
       Total current liabilities...................................................         17,287              18,914
Notes payable......................................................................         89,470              90,639
Other liabilities..................................................................          1,446               1,735
                                                                                      -------------       -------------
       Total liabilities...........................................................        108,203             111,288
                                                                                      -------------       -------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.01 per share; authorized 1,000,000 shares;
     none issued or outstanding....................................................             --                  --
  Common stock, par value $.01 per share; authorized 50,000,000 shares;
     issued 22,563,923 and 22,541,638 shares, respectively; and outstanding
     21,925,723 and 21,903,438 shares, respectively................................            225                 225
  Additional paid-in capital.......................................................        111,272             111,163
  Accumulated deficit..............................................................       (74,044)            (72,658)
  Accumulated other comprehensive income (loss)....................................        (1,146)               1,283
  Treasury stock, at cost; 638,200 shares in 1999 and 1998.........................        (5,565)             (5,565)
                                                                                      -------------       -------------
     Total stockholders' equity....................................................         30,742              34,448
                                                                                      -------------       -------------
     Total liabilities and stockholders' equity....................................   $    138,945        $    145,736
                                                                                      =============       =============


   The accompanying notes are an integral part of these consolidated financial statements.

                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS -- UNAUDITED
                                 (IN THOUSANDS)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                       -----------------------------
                                                                           1999             1998
                                                                       ------------     ------------
    Operating revenues:
         Product sales..........................................       $     9,972      $    11,847
         Research and development...............................               701            1,682
         Licensing fees and other...............................             9,947              474
                                                                       ------------     ------------
              Total operating revenues..........................            20,620           14,003
                                                                       ------------     ------------

    Operating expenses:
         Cost of sales..........................................             5,908            7,332
         Research and development...............................             6,234            5,407
         Selling, general and administrative....................             6,873            6,983
                                                                       ------------     ------------
              Total operating expenses..........................            19,015           19,722
                                                                       ------------     ------------

    Net operating income (loss).................................             1,605          (5,719)
                                                                       ------------     ------------

    Other income (expense):
         Interest income........................................               325            1,074
         Interest expense.......................................           (1,710)          (1,859)
         Foreign currency loss, net.............................           (1,762)                -
                                                                       ------------     ------------
              Total other income (expense)......................           (3,147)            (785)
                                                                       ------------     ------------
    Net loss before income taxes................................           (1,542)          (6,504)
    Income tax benefit..........................................               156                -
                                                                       ------------     ------------
    Net loss....................................................       $   (1,386)      $   (6,504)
                                                                       ============     ============

    Net loss per share (basic and diluted)......................       $    (0.06)      $    (0.29)
                                                                       ============     ============

    Weighted average shares outstanding
        (basic and diluted).....................................            21,924           22,220
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

                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS -- UNAUDITED
                                 (IN THOUSANDS)

                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                          -------------------------------
                                                                                              1999               1998
                                                                                          ------------        -----------
Operating activities:
     Net loss.......................................................................      $   (1,386)         $  (6,504)
     Adjustments to reconcile net loss to net cash
        used by operating activities:
          Depreciation and amortization.............................................            2,394              2,061
          Amortization of deferred financing costs..................................              110                106
          Amortization of discount on notes payable.................................               70                330
          Increase (decrease) in cash resulting from changes in working capital items:
             Accounts receivable and other current assets...........................          (6,305)            (1,384)
             Accounts payable and other liabilities.................................            (427)              1,623
                                                                                          ------------        -----------
          Net cash used by operating activities.....................................          (5,544)            (3,768)
                                                                                          ------------        -----------

Investing activities:
     Decrease in marketable securities..............................................            6,033             28,973
     Capital expenditures ..........................................................            (954)            (2,568)
     Acquisitions of businesses, net of acquired cash...............................                -           (19,340)
     Additions to intangibles.......................................................             (33)               (13)
     (Increase) decrease in other assets............................................          (1,460)                 94
                                                                                          ------------        -----------
          Net cash provided by investing activities.................................            3,586              7,146
                                                                                          ------------        -----------

Financing activities:

     Proceeds from exercise of stock options........................................              109                389
     Redemption of preference shares of subsidiary..................................                -              (206)
     Net borrowings under line of credit agreements.................................            (444)                241
     Payments of debt obligations...................................................             (54)              (495)
                                                                                          ------------        -----------
          Net cash used by financing activities.....................................            (389)               (71)
                                                                                          ------------        -----------

Effect of exchange rate changes on cash.............................................            1,638               (43)
                                                                                          ------------        -----------

Net increase (decrease) in cash and cash equivalents................................            (709)              3,264

Cash and cash equivalents, beginning of period......................................            9,238              5,548
                                                                                          ------------        -----------

Cash and cash equivalents, end of period............................................            8,529              8,812

Marketable securities and restricted cash, end of period............................           23,701             53,727
                                                                                          ------------        -----------

Cash, cash equivalents, marketable securities and
    restricted cash, end of period..................................................       $   32,230         $   62,539
                                                                                          ============        ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                    FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS -- UNAUDITED
                                 (IN THOUSANDS)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                     ---------------------------
                                                                        1999            1998
                                                                     -----------     -----------
   Net loss....................................................      $  (1,386)      $  (6,504)

   Other comprehensive loss....................................         (2,429)         (1,451)

                                                                     ===========     ===========
   Comprehensive loss..........................................      $  (3,815)      $  (7,955)
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

     The accompanying consolidated financial statements include the accounts of Fuisz Technologies Ltd. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The information at March 31, 1999 and for the three months ended March 31, 1999 and 1998, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which the management of the Company believes necessary for fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998, included in the Company's 1998 Annual Report on Form 10-K.

     Certain prior period amounts have been reclassified to conform to the current year presentation.

2.     ACCUMULATED OTHER COMPREHENSIVE LOSS

     SFAS No. 130, "Reporting Comprehensive Income," requires unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive loss. Components of other comprehensive loss, which is included as a separate component of stockholders' equity, consists of foreign currency translation adjustments of $2,429,000 and $1,451,000 for the three months ended March 31, 1999 and 1998, respectively.

3.     INVENTORY

     Inventory consists of the following at March 31, 1999 and December 31, 1998:

                                                                   (IN THOUSANDS)
                                                          ---------------------------------
                                                            MARCH 31,        DECEMBER 31,
                                                              1999              1998
                                                          --------------     --------------
       Raw materials.................................     $       2,272      $       2,088
       Work in process...............................               581                694
       Finished goods................................             1,924              2,290
                                                          --------------     --------------
                                                          $       4,777      $       5,072
                                                          ==============     ==============


4.     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company believes that the carrying amount of certain of its financial instruments, which include cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities, term loans and installment notes, approximates fair value due to the relatively short maturity of these instruments. As of March 31, 1999, the fair value of the $75.0 million aggregate principal amount of 7% Convertible Subordinated Debentures due October 15, 2004, was approximately $52.1 million.

5.     SEGMENT INFORMATION

     The Company is engaged in the development, manufacture and commercialization of a wide variety of pharmaceutical and consumer healthcare products. To achieve these objectives, the Company has three reportable segments: Pharmaceutical Operations, Pharmaceutical Research and Development and Consumer Healthcare.

PHARMACEUTICAL OPERATIONS. This segment includes the selling and distribution of a wide variety of pharmaceutical products through five of the Company's subsidiaries: Laboratoires Murat ("Murat"), Pangea, Ltd. ("Pangea"), Clonmel Healthcare Limited ("Clonmel"), Istoria Farmaceutici ("Istoria") and Dr. Rentschler GmbH & Co. Medizin KG ("Fuisz Pharma KG"). These companies operate as pharmaceutical marketing and distribution companies and sell various pharmaceutical products for which they own product marketing rights through their distribution channels. This segment also includes the Company's manufacturing operations, which through March 31, 1999, have principally taken place at the manufacturing facilities of Clonmel. The products sold by this segment are either manufactured by Clonmel or by third parties contracted by the Company.

PHARMACEUTICAL RESEARCH AND DEVELOPMENT. This segment includes research and development efforts focused on developing pharmaceutical products for the Company's collaborative partners as well as Company-funded products for future collaboration. The Company's collaborative arrangements typically provide for a customer-funded development project and contemplate a licensing arrangement under which, if a product is commercialized by the collaborative partner, the Company would receive license fees, royalty payments from product sales and manufacturing revenue.

CONSUMER HEALTHCARE. This segment includes product research and development efforts primarily focused on developing consumer healthcare products for the Company's collaborative partners as well as the manufacture and sale of such products through conventional distribution channels. The Company's collaborative arrangements are structured similarly to those of the Pharmaceutical Research and Development segment.

Segment information for the three months ended March 31, 1999 and 1998 is as follows:


                                                                     (IN THOUSANDS)
                               -----------------------------------------------------------------------------------------------
                                                              PHARMACEUTICAL
            FOR THE QUARTER           PHARMACEUTICAL           RESEARCH AND             CONSUMER
            ENDED MARCH 31,             OPERATIONS              DEVELOPMENT            HEALTHCARE               TOTAL
-------------------------------      -----------------     --------------------      --------------      ---------------------
Revenues:
   1999                                      $  9,064                $  10,477            $  1,079                 $   20,620
   1998                                        11,847                    2,080                  76                     14,003
------------------------------------------------------------------------------------------------------------------------------
Net operating income (loss):
   1999                                         (730)                    3,082               (747)                      1,605
   1998                                         (198)                  (4,380)             (1,141)                    (5,719)
------------------------------------------------------------------------------------------------------------------------------
Identifiable assets (1):
   1999                                        74,860                   64,085                   -                    138,945
   1998                                        81,725                   83,527                   -                    165,252
------------------------------------------------------------------------------------------------------------------------------

(1) Asset information for the Consumer Healthcare segment is aggregated with the Pharmaceutical Research and Development segment since the Company does not produce such information internally by segment.

6.     RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTICE CONCERNING FORWARD-LOOKING STATEMENTS

       Statements in this Form 10-Q containing the words "expects," "expected" and "will," among others, are forward-looking statements that involve risks and uncertainties that are subject to events outside of the Company's control. Actual results and developments in the future may vary materially from these statements. Factors that may cause these developments and the Company's results of operations and financial position to differ materially include, but are not limited to, dependence on collaborative partners, capital requirements, risk of manufacturing scale-up, product commercialization including delays of introductions of new products or enhancements, size and timing of individual orders, rapid technological changes, acquisitions of marketing and sales distribution organizations, market acceptance of new products, regulatory approvals, and future competition. The Company's dependence on license and milestone payments from its collaborative partners and the timing relating thereto, plus any delays in concluding new license agreements with partners or achieving certain milestones of any ongoing collaborations, may cause the Company to continue to report additional losses in the near term. These and other factors are more fully discussed in the Company's 1998 Form 10-K in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

       During 1998 and 1997, the Company acquired five companies, each of which has been accounted for as a purchase and, accordingly, their operating results have been included in the Company's consolidated financial statements since the respective dates of acquisition. The five business acquisitions consisted of Laboratoires Murat ("Murat"), Pangea, Ltd. ("Pangea"), Clonmel Healthcare Limited ("Clonmel"), Istoria Farmaceutici ("Istoria") and Dr. Rentschler GmbH & Co. Medizin KG ("Fuisz Pharma KG"), which are collectively referred to herein as the "Acquired Companies." Four of the Acquired Companies provide a substantial portion of their products and services in Europe. Consequently, the Company derives a significant portion of its consolidated revenues from its European operations.

RESULTS OF OPERATIONS

       Operating revenues were $20,620,000 for the quarter ended March 31, 1999, compared to $14,003,000 for the quarter ended March 31, 1998, an increase of $6,617,000, or 47%. The overall operating revenue increase was primarily due to an increase in revenues generated in the Company's Pharmaceutical Research and Development division, primarily licensing revenues. Additionally, the Company's operating revenues increased due to approximately $900,000 of product sales by the Company's Consumer Healthcare division. The operating revenue increases were offset by a $2,783,000 decrease in pharmaceutical product sales in the Company's Pharmaceutical Operations division, primarily relating to a decrease in Clonmel's antibiotic product sales. The decrease in antibiotic sales was due to soft demand in the U.S. market as well as a significant decline in orders from a key distributor due to a change in its inventory management. The Company does not expect this first quarter revenue shortfall to significantly affect the remainder of 1999. Since Fuisz Pharma KG was acquired effective February 1, 1998, the operating results in the Pharmaceutical Operations division only include two months of product sales in the quarter ended March 31, 1998.

       In March 1999, the Company settled its pending litigation with Elan Corporation, plc ("Elan") terminating a suit brought against Elan by the Company in February 1999. In connection with the settlement, the Company entered into license and manufacturing agreements with Elan, whereby Elan will manufacture certain products for the Company at its Athlone facility in Ireland. The
Company will receive certain fees from Elan under the license agreement, the first portion of which was recognized in the quarter ended March 31, 1999.

       Cost of sales was $5,908,000 for the quarter ended March 31, 1999, compared to $7,332,000 for the quarter ended March 31, 1998, a decrease of $1,424,000. Cost of sales decreased primarily due to the decrease in product sales in the Company's Pharmaceutical Operations division offset by the product sales increase in the Consumer Healthcare division as discussed above. The Company's overall gross margin improved from 38% to 41% which is primarily due to a change in the product mix which favored higher margin products in the first quarter of 1999, primarily at Fuisz Pharma KG.

       Research and development expenses were $6,234,000 for the quarter ended March 31, 1999, compared to $5,407,000 for the quarter ended March 31, 1998, an increase of $827,000, or 15%. The increase was primarily due to additional facility and equipment costs, including depreciation, in both the Pharmaceutical Operations and Pharmaceutical Research and Development divisions.

       Selling, general and administrative expenses were $6,873,000 for the quarter ended March 31, 1999, compared to $6,983,000 for the quarter ended March 31, 1998, a decrease of $110,000, or 2%. The decrease was primarily due to decreases in administrative expenses relating to the Acquired Companies.

       Other expense was $3,147,000 for the quarter ended March 31, 1999, compared to $785,000 for the quarter ended March 31, 1998, an increase in net expense of $2,362,000. The increase in other expense was primarily due to a decrease in interest income resulting from a decrease in the average balance of funds available for investment as well as a net foreign currency loss of $1,762,000. The net foreign currency loss primarily relates to the effect of the 8% appreciation of the U.S. dollar against the Euro on certain loans to the Company's foreign subsidiaries and neither affects current cash flow or overall operations. However, going forward, the effects of these foreign currency fluctuations will be recorded as other comprehensive income in stockholders' equity rather than as a component of net income in the statement of operations as was the case in the current quarter.

     As a result of the foregoing, the net loss was $1,386,000 for the quarter ended March 31, 1999, compared to a net loss of $6,504,000 for the quarter ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999, the Company's portfolio of cash and marketable securities totaled $32.2 million (including $10.1 million which is pledged as collateral for the term loan issued to finance the installment notes for the purchase of Clonmel), compared to $39.9 million as of December 31, 1998. Major uses of cash during the three months ended March 31, 1999 included approximately $1.0 million in capital expenditures, $500,000 in repayment of term loan and line of credit obligations and $5.5 million on Company-funded research and development for internal and partner projects.

     The Company entered a stock purchase agreement on December 31, 1998 to sell all of the issued and outstanding share capital of its wholly-owned subsidiary, FuiszDrugstore.com Ltd., to a corporation owned by Dr. Richard C. Fuisz (the "Subsidiary"). In connection with this agreement, in February 1999, the Company and the Subsidiary concluded a 20 year license agreement (the "License Agreement"), which grants the Subsidiary the non-exclusive right to sell Licensed Products (as that term is defined in the License Agreement) through the Internet. The license covers all existing products of the Company as well as certain additional products developed by the Company over the next four years. In consideration for the license, the Company received a non-interest bearing promissory note for $2.4 million, payable by the Subsidiary in four annual installments commencing on December 31, 1999. During the first quarter of 1999, the Company recognized approximately $2.0 million in licensing revenues relating to this License Agreement.

     During 1999, the Company anticipates capital expenditures ranging from $5.0 to $10.0 million, some of which may be financed with the Equipment LOC discussed below. Such expenditures will primarily be used to further expand and improve the Company's laboratory and production facilities in both Virginia and Ireland.

     The Company has an $18.0 million equipment leasing line of credit (the "Equipment LOC") with an outside group of lenders. The Equipment LOC is available through June 30, 2000, provides equipment financing under three or four year operating leases, and may be utilized to finance a portion of the capital expenditures planned for 1999. Through March 31, 1999, the Company has financed a total of approximately $11.2 million of equipment under the Equipment LOC.

     The Company's long-term debt totals $91.5 million as of March 31, 1999 and includes $75.0 million related to the Company's 7% Convertible Subordinated Debentures (the "Debentures") due October 15, 2004. The Debentures were privately placed on October 22, 1997 and the Company received net proceeds of approximately $72.8 million related to the sale thereof. The Debentures are subordinated to the Company's present and future Senior Indebtedness (as defined) and interest is payable semiannually. In addition, long-term debt includes $13.0 million related to term loans, $2.7 million related to installment notes, and $800,000 related to capital leases. Maturities of long-term debt during the next twelve months will be approximately $2.1 million. The Company also has available international banking lines of credit totaling approximately $3.2 million for short-term financing, of which approximately $155,000 had been drawn down as of March 31,1999.

     In November 1996, the Company's Board of Directors authorized a stock repurchase program under which the Company is authorized to repurchase up to 1,000,000 shares of the Company's common stock for reissuance upon the exercise of employee stock options and for other compensation programs utilizing the Company's common stock. During 1996, the Company repurchased 100,000 shares at a cost of $775,000 under this program. In December 1996, the 100,000 repurchased shares were reissued to an officer/director of the Company in connection with an employment agreement. During 1998, the Company repurchased 638,200 shares for $5,565,000. No repurchases were made during the first quarter of 1999.

     The Company expects to continue to incur substantial expenses related to further research and development of its technologies and products, increased staffing levels, acquisition and support of patent rights, additional capital equipment and facility expansion. The Company expects that, at least for the near term, its cash flow will be derived principally from product sales and development and license fees from collaborative partners. The Company believes that the currently available funds and internally generated cash flow will be adequate to meet the Company's cash needs through the first quarter of 2000.

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

       INTERNAL ADMINISTRATIVE SOFTWARE. Substantially all of the Company's internal administrative software is "off-the-shelf" commercially available software. The Company is currently gathering data to assess the impact of the Year 2000 Issue on its administrative systems such as the accounting, legal and human resources systems, with Year 2000 compliance scheduled for July 31, 1999. Based on this schedule, the Company expects to be in full compliance with its internal administrative systems before the Year 2000. However, if due to unforeseen circumstances, the implementation is not completed on a timely basis, the Year 2000 Issue could have a material impact on the operations of the Company. Contingency plans are being developed where the Company feels there exists a material risk that a compliant system cannot be implemented before the Year 2000.

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

       EXTERNAL NONCOMPLIANCE BY CUSTOMERS AND SUPPLIERS. The Company has identified several third parties with which it has a material relationship and is in the process of contacting them to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. It is expected that full identification and an evaluation of such third parties' vulnerability to Year 2000 issues will be completed by July 31, 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company intends to evaluate whether to change suppliers, service providers or contractors to those who have demonstrated Year 2000 readiness. The Company cannot be assured that it will be successful in finding such alternative suppliers, service providers and contractors. The Company does not currently have any formal information concerning the Year 2000 compliance status of its customers but has received indications that most of its customers are working on Year 2000 compliance. In the event that any of the Company's significant suppliers, service providers or contractors do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them with new or alternate suppliers, service providers or contractors, the Company's business or operation could be adversely affected.

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

       To date, the Company has not completed a formal contingency plan for non-compliance, but continues to develop such plans based on internally generated information and information obtained from the third parties with which it has a material relationship and the completion of the evaluation of its own systems.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company believes that there has not been a material change in its exposure to market risk related to changes in interest rates and foreign currency exchange rates in its cash, debt and foreign currency transactions as disclosed in Item 7A of the Company's 1998 Form 10-K.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       In March 1999, the Company settled its pending litigation with Elan Corporation, plc ("Elan") terminating a suit brought against Elan by the Company in February 1999. In connection with the settlement, the Company entered into license and manufacturing agreements with Elan, whereby Elan will manufacture certain products for the Company at its Athlone facility in Ireland.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                     27.0   Financial Data Schedule

         (b)  Reports on Form 8-K
                     Current report on Form 8-K, dated February 17, 1999, regarding filing of lawsuit against Elan Corporation, plc for breach of contract and the financial impact to the Company resulting from this breached agreement.

                     Current report on Form 8-K, dated April 13, 1999, regarding the settlement of the litigation and the license and manufacturing agreements entered into by the Company with Elan Corporation, plc ("Elan"), whereby Elan will manufacture certain products for the Company at its Athlone facility in Ireland.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FUISZ TECHNOLOGIES LTD.
Date:       May 14, 1999          By:    /S/ Stephen H. Willard
            -------------          -------------------------
                                             Stephen H. Willard
                                             Executive Vice President and
                                                General Counsel

Date:       May 14, 1999          By:    /S/ Lars G. Okeson
            ----------------           -------------------------
                                             Lars G. Okeson
                                             Corporate Controller and
                                                Principal Accounting Officer