Form 10-Q
period 1999-06-30
FUISZ TECHNOLOGIES LTD
filed 1999-08-16
CIK 873064

--------------------------------------------------------------------------------

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

    x     Quarterly report pursuant to Section 13 or 15(d) of the Securities
--------- Exchange Act of 1934. For the quarterly period ended June 30, 1999.

--------- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________ to _____________.

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

As of July 31, 1999, the Registrant has outstanding 22,030,723 shares of Common Stock, par value $.01.

--------------------------------------------------------------------------------

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

                   FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

                                                                                        JUNE 30,          DECEMBER 31,
                                                                                         1999                1998
                                                                                    ----------------    ----------------
                                      ASSETS                                          (Unaudited)
Current assets:
     Cash and cash equivalents...........................................             $       3,956       $       9,238
     Marketable securities...............................................                    12,163              19,678
     Accounts receivable, net............................................                    14,200              13,889
     Inventory...........................................................                     5,906               5,072
     Other current assets................................................                     2,057               1,621
                                                                                    ----------------    ----------------
          Total current assets...........................................                    38,282              49,498
Restricted cash..........................................................                    11,394              10,971
Property, plant and equipment, net.......................................                    25,187              26,554
Intangibles, net.........................................................                    46,291              55,550
Other assets.............................................................                     4,097               3,163
                                                                                    ----------------    ----------------
       Total assets......................................................             $     125,251       $     145,736
                                                                                    ================    ================


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Lines of credit......................................................             $        514       $          633
    Current portion of notes payable.....................................                    2,027                2,266
    Accounts payable.....................................................                    8,143                8,159
    Accrued and other liabilities........................................                    8,242                5,192
    Deferred revenue.....................................................                    1,025                2,664
                                                                                    ---------------     ----------------
       Total current liabilities.........................................                   19,951               18,914
Notes payable............................................................                   88,247               90,639
Other liabilities........................................................                    1,375                1,735
                                                                                    ---------------     ----------------
       Total liabilities.................................................                  109,573              111,288
                                                                                    ---------------     ----------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $.01 per share; authorized 1,000,000 shares;
     none issued or outstanding..........................................                       --                   --
  Common stock, par value $.01 per share; authorized 50,000,000 shares;
     issued 22,563,923 and 22,541,638 shares, respectively; and outstanding
     21,925,723 and 21,903,438 shares, respectively......................                      225                  225
  Additional paid-in capital.............................................                  111,272              111,163
  Accumulated deficit....................................................                 (87,221)             (72,658)
  Accumulated other comprehensive income (loss)..........................                  (3,033)                1,283
  Treasury stock, at cost; 638,200 shares in 1999 and 1998...............                  (5,565)              (5,565)
                                                                                    ---------------     ----------------
     Total stockholders' equity..........................................                   15,678               34,448
                                                                                    ---------------     ----------------
     Total liabilities and stockholders' equity................                      $     125,251         $    145,736
                                                                                    ===============     ================


  The accompanying notes are an integral part of these consolidated financial statements.

                   FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS -- UNAUDITED
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                              JUNE 30,                          JUNE 30,
                                                   -------------------------------    ------------------------------
                                                      1999              1998             1999             1998
                                                   ------------     --------------    ------------    --------------
Operating revenues:
     Product sales..........................        $   11,035        $    12,130      $   21,007       $    23,977
     Research and development...............               350              1,151           1,051             2,833
     Licensing fees and other...............             3,870              3,023          13,817             3,497
                                                   ------------     --------------    ------------    --------------
          Total operating revenues..........            15,255             16,304          35,875            30,307
                                                   ------------     --------------    ------------    --------------

Operating expenses:
     Cost of sales..........................             6,843              7,518          12,751            14,850
     Research and development...............             6,151              6,252          12,385            11,659
     Selling, general and administrative....             8,583              7,557          15,456            14,646
     Non-recurring expenses.................             5,711           --                 5,711          --
                                                   ------------     --------------    ------------    --------------
          Total operating expenses..........            27,288             21,327          46,303            41,155
                                                   ------------     --------------    ------------    --------------

Operating loss..............................          (12,033)            (5,023)        (10,428)          (10,848)
                                                   ------------     --------------    ------------    --------------

Other income (expense):
     Interest income........................               456                788             781             1,862
     Interest expense.......................           (1,677)            (1,660)         (3,387)           (3,413)
     Foreign currency gain (loss), net......                79           --               (1,683)          --
                                                   ------------     --------------    ------------    --------------
          Total other income (expense)......           (1,142)              (872)         (4,289)           (1,551)
                                                   ------------     --------------    ------------    --------------
Loss before income taxes....................          (13,175)            (5,895)        (14,717)          (12,399)
Income tax benefit (provision)..............               (2)           --                   154          --
                                                   ------------     --------------    ------------    --------------
Net loss....................................       $  (13,177)        $   (5,895)     $  (14,563)      $   (12,399)
                                                   ============     ==============    ============    ==============


Net loss per share (basic and diluted)......       $    (0.60)        $    (0.26)     $    (0.66)      $     (0.56)
                                                   ============     ==============    ============    ==============

Weighted average shares outstanding

    (basic and diluted).....................            21,926             22,298          21,925            22,259
                                                   ============     ==============    ============    ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                   FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS -- UNAUDITED
                                (IN THOUSANDS)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                               -------------------------------
                                                                                  1999               1998
                                                                               ------------       ------------
Operating activities:
     Net loss.................................................                  $ (14,563)       $   (12,399)
     Adjustments to reconcile net loss to net cash
        used by operating activities:
          Depreciation and amortization.......................                       4,745              4,252
          Impairment loss.....................................                       1,566                 --
          Amortization of deferred financing costs............                         217                212
          Amortization of discount on notes payable...........                         139                593
          Increase (decrease) in cash resulting from changes
             in working capital items:
             Accounts receivable and other current assets.....                     (3,511)            (2,004)
             Accounts payable and other liabilities...........                       1,943            (1,748)
                                                                               ------------       ------------
          Net cash used by operating activities...............                     (9,464)           (11,094)
                                                                               ------------       ------------

Investing activities:
     Decrease in marketable securities........................                       5,719             34,273
     Capital expenditures ....................................                     (1,848)            (1,936)
     Acquisitions of businesses, net of acquired cash.........                          --           (19,403)
     (Additions)/reduction to intangibles.....................                        (21)               (91)
     (Increase)/decrease in other assets......................                     (1,261)              1,433
                                                                               ------------       ------------
          Net cash provided by investing activities...........                       2,589             14,276
                                                                               ------------       ------------
Financing activities:
     Proceeds from exercise of stock options..................                         109                866
     Redemption of preference shares of subsidiary............                          --              (209)
     Net borrowings under line of credit agreements...........                        (45)                 88
     Net payments of debt obligations.........................                          72              (604)
     Increase (decrease) in long-term liabilities.............                          --              (221)
                                                                               ------------       ------------
          Net cash provided by (used by) financing activities.                         136               (80)
                                                                               ------------       ------------

Effect of exchange rate changes on cash.......................                       1,457               (28)
                                                                               ------------       ------------
Net increase (decrease) in cash and cash equivalents..........                     (5,282)              3,074

Cash and cash equivalents, beginning of period................                       9,238              5,548
                                                                               ------------       ------------
Cash and cash equivalents, end of period......................                       3,956              8,622

Marketable securities and restricted cash, end of period......                      23,557             48,661
                                                                               ------------       ------------
Cash, cash equivalents, marketable securities and
    restricted cash, end of period............................                 $    27,513         $   57,283
                                                                               ============       ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   FUISZ TECHNOLOGIES LTD. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS -- UNAUDITED
                                (IN THOUSANDS)

                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                             JUNE 30,                        JUNE 30,
                                                    ---------------------------     ---------------------------
                                                       1999           1998             1999           1998
                                                    -----------    ------------     -----------    ------------
Net loss....................................         $(13,177)      $  (5,895)       $(14,563)     $  (12,399)

Foreign currency translation adjustments....           (1,887)             900         (4,316)           (551)

                                                    -----------    ------------     -----------    ------------
Comprehensive loss..........................         $(15,064)      $  (4,995)       $(18,879)     $  (12,950)
                                                    ===========    ============     ===========    ============




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

    The accompanying consolidated financial statements include the accounts of Fuisz Technologies Ltd. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The information at June 30, 1999 and for the six months ended June 30, 1999 and 1998, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which the management of the Company believes necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998, included in the Company's 1998 Annual Report on Form 10-K.

    Certain prior period amounts have been reclassified to conform to the current year presentation.

2.        INVENTORY

    Inventory consists of the following at June 30, 1999 and December 31, 1998:


                                                                                   (IN THOUSANDS)
                                                                    ------------------------------------------
                                                                         JUNE 30,              DECEMBER 31,
                                                                           1999                   1998
                                                                    -------------------    -------------------
Raw materials...................................................         $       3,480          $       2,088
Work in process.................................................                   876                    694
Finished goods..................................................                 1,550                  2,290
                                                                    -------------------    -------------------
                                                                         $       5,906           $      5,072
                                                                    ===================    ===================


3.       FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company believes that the carrying amount of certain of its financial instruments, which include cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities, term loans and installment notes, approximates fair value due to the relatively short maturity of these instruments. As of June 30, 1999, the fair value of the $75.0 million aggregate principal amount of 7% Convertible Subordinated Debentures due October 15, 2004, was approximately $35.6 million.

4.       NONRECURRING EXPENSES

The Company recorded nonrecurring charges of $5.7 million during the second quarter. The nonrecurring expenses include approximately a $1.6 million charge for impairment of goodwill associated with the Company's Pangea unit as discussed in Note 5 as well as a $3.6 million charge relating to expenses associated with an employee head-count reduction program (including severance) and other expenses concerning executive resignations, among others.

5.       SEGMENT INFORMATION

    The Company is engaged in the development, manufacture and commercialization of a wide variety of pharmaceutical and consumer healthcare products. To achieve these objectives, the Company has three reportable segments: Pharmaceutical Operations, Pharmaceutical Research and Development and Consumer Healthcare.

PHARMACEUTICAL OPERATIONS. This segment includes the selling and distribution of a wide variety of pharmaceutical products through five of the Company's subsidiaries: Laboratoires Murat ("Murat"), Pangea, Ltd. ("Pangea"), Clonmel Healthcare Limited ("Clonmel"), Istoria Farmaceutici ("Istoria") and Dr. Rentschler GmbH & Co. Medizin KG ("Fuisz Pharma KG"). These companies operate as pharmaceutical marketing and distribution companies and sell various pharmaceutical products for which they own product marketing rights through their distribution channels. This segment also includes the Company's manufacturing operations, which through June 30, 1999, have principally taken place at the manufacturing facilities of Clonmel. The products sold by this segment are either manufactured by Clonmel or by third parties contracted by the Company.

As a result of Pangea's inability to achieve improvements specified in business plans developed by management over prior business cycles, including efforts to help improve product sales and attract new distributors to its marketing program, Pangea has incurred recurring losses since its acquisition in 1997. Pangea continued operating at a loss for the first half of 1999. Accordingly, the Company recorded a $1.6 million impairment charge in the second quarter which represents a complete write-down of the unamortized balance of goodwill acquired in connection with the acquisition of Pangea.

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

Segment information for the three months and six months ended June 30, 1999 and 1998 is as follows:

                                                            (IN THOUSANDS)
                   --------------------------------------------------------------------------------------------------

                                               PHARMACEUTICAL
                      PHARMACEUTICAL            RESEARCH AND
                        OPERATIONS              DEVELOPMENT          CONSUMER HEALTHCARE               TOTAL
                   ---------------------    ---------------------    ---------------------     ----------------------

                     Three        Six        Three        Six         Three          Six        Three         Six
                     Months      Months      Months      Months       Months        Months      Months       Months
                     Ended       Ended       Ended       Ended        Ended         Ended       Ended        Ended
                    June 30     June 30     June 30     June 30      June 30       June 30     June 30      June 30
                   ---------    --------    --------    ---------    ---------     -------     ---------    ---------
Revenues:

   1999               9,273      18,337       4,252       14,729        1,730       2,809        15,255       35,875
   1998              12,130      23,977       3,951        6,031          223         299        16,304       30,307
---------------------------------------------------------------------------------------------------------------------
Operating loss:

   1999             (2,480)     (3,210)     (8,437)      (5,355)      (1,116)      (1,863)     (12,033)     (10,428)
   1998                 285         556     (3,386)      (8,346)      (1,922)      (3,058)      (5,023)     (10,848)
---------------------------------------------------------------------------------------------------------------------
Identifiable
assets(1):

   1999                  --      71,162          --       54,089           --          --            --      125,251
   1998(2)               --      84,040          --       61,696           --          --            --      145,736
---------------------------------------------------------------------------------------------------------------------

(1)As balance sheet items, identifiable assets are presented as six-month ended June 30 figures. Asset information for the Consumer Healthcare segment is aggregated with the Pharmaceutical Research and Development segment since the Company does not produce such information internally by segment.

(2)Information is as of December 31, 1998.

6. SUBSEQUENT EVENT - PROPOSED MERGER WITH BIOVAIL INTERNATIONAL

    The Company entered into a Merger Agreement (the "Merger Agreement") with Biovail Corporation International ("Biovail") dated as of July 25, 1999. Pursuant to the Merger Agreement, Biovail has commenced a cash tender offer for that number of shares that would result in Biovail owning 49% of the outstanding common stock, par value $.01 of the Company ("Common Stock"). The Merger Agreement contemplates that the Company will subsequently become a wholly-owned subsidiary of Biovail. In connection with the Merger, all remaining outstanding shares of Common Stock will be exchanged for Common Stock of Biovail. The Merger is subject to completion of the tender offer, approval by the Company's stockholders and satisfaction or waiver of certain other conditions. Consummation of the tender offer or the Merger may significantly affect the future operations, capital requirements and liquidity of the Company in manners that differ from those originally contemplated by management. The transaction will be accounted for by the purchase method of accounting for business combinations. The transaction is subject to regulatory approvals in the United States, and Europe.

7. CONTINGENCIES

     On July 2, 1999, the Company received a demand for arbitration filed by Kenneth W. McVey and Casteldermot Limited, relating to a dispute over severance benefits with Mr. McVey, the Company's former Chief Executive Officer. The demand arises from the Company's action to withhold from payments under the McVey Agreement amounts that would have been payable to the IRS if, after Mr. McVey became CEO of the Company, Mr. McVey's compensation constituted U.S. source income subject to tax withholding. The amounts that have been withheld from payment under the McVey Agreement have been deposited and are included in restricted cash and other liabilities on the balance sheet.

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

OVERVIEW

    Fuisz Technologies Ltd., a Delaware corporation, was formed on June 9, 1988 (Fuisz Technologies Ltd., together with its wholly owned subsidiaries, is referred to collectively herein as the "Company"). The Company is engaged in the development, manufacture and commercialization of a wide variety of pharmaceutical and consumer healthcare products and technologies. The Company uses its unique drug delivery technologies, including its CEFORM(TM) and Shearform(TM) technologies, to conduct research and development activities on behalf of pharmaceutical and consumer healthcare companies. Products being developed from these research and development efforts include drug and consumer healthcare formulations using the Company's innovative Flash Dose(R), EZ Chew(R), soft chew and Spoon Dose(R) formats.

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

As noted above, as a result of Pangea's inability to achieve improvements specified in business plans developed by management over prior business cycles including efforts to help improve product sales and attract new distributors to its marketing program, Pangea has incurred recurring losses since its acquisition in 1997. Pangea continued operating at a loss for the first half of 1999. Accordingly, the Company recorded a $1.6 million impairment charge in the second quarter which represents a complete write-down of the unamortized balance of goodwill which accrued in connection with the acquisition of Pangea. As a result of the wind-down of Pangea's operations, the Company may incur additional expenses in the third and fourth quarters.

PROPOSED MERGER WITH BIOVAIL INTERNATIONAL

    The Company entered into a Merger Agreement (the "Merger Agreement") with Biovail Corporation International ("Biovail") dated as of July 25, 1999. Pursuant to the Merger Agreement, Biovail has commenced a cash tender offer for that number of shares that result in Biovail owning 49% of the outstanding common stock, par value $.01 of the Company ("Common Stock"). The Merger Agreement contemplates that the Company will subsequently become a wholly-owned subsidiary of Biovail. In connection with the Merger, all remaining outstanding shares of Common Stock will be exchanged for Common Stock of Biovail. The Merger is subject to completion of the tender offer, approval by the Company's stockholders and satisfaction or waiver of certain other conditions. Consummation of the tender offer or the merger may significantly affect the future operations, capital requirements and liquidity of the Company in manners that differ from those originally contemplated by management.

RESULTS OF OPERATIONS

     Operating revenues were $15,255,000 for the quarter ended June 30, 1999, and $35,875,000 for the six months ended June 30, 1999, compared to $16,304,000 for the quarter ended June 30, 1998 and $30,307,000 for the six months ended June 30, 1998. The overall operating revenue increase for the six month period was substantially due to an increase in revenues generated in the Company's Pharmaceutical Research and Development division, primarily licensing revenues. In addition, the Company's operating revenues increased for the six month period due to approximately $2.7 million of product sales by the Company's Consumer Healthcare division. The operating revenue increases for the three and six month periods ending June 30, 1999, were offset by a $3.0 million and $5.8 million, respectively, decrease in pharmaceutical product sales in the Company's Pharmaceutical Operations division, primarily related to continued weakness in Clonmel's antibiotic sales initially experienced in the first quarter as well as lower sales from a maturing portfolio of licensed products at Fuisz Pharma KG. The decrease in Clonmel's sales was due to continued soft demand in the U.S. antibiotic market and declining orders from key customers. The Company recognized in the quarters ended March 31, 1999 and June 30, 1999 certain fees from Elan under the license agreement, described below, and expects to earn additional fees from Elan under the license agreement over the next two years.

    In March 1999, the Company settled its pending litigation with Elan Corporation, plc ("Elan") terminating a suit brought against Elan by the Company in February, 1999. In connection with the settlement, the Company entered into license and manufacturing agreements with Elan, whereby Elan will manufacture certain products for the Company at its Athlone facility in Ireland. The Company expects to earn certain fees from Elan under the license agreement, portions of which were recognized in the quarters ended March 31, 1999 and June 30, 1999.

     Cost of sales was $6,843,000 for the quarter ended June 30, 1999, and $12,751,000 for the six months ended June 30, 1999, compared to $7,518,000 for the quarter ended June 30, 1998, and

$14,850,000 for the six months ended June 30, 1998. Cost of sales decreased primarily due to the decrease in product sales in the Company's Pharmaceutical Operations division offset by the product sales increase in the Consumer Healthcare division as discussed above.

     Research and development expenses were $6,151,000 for the quarter ended June 30, 1999, and $12,385,000 for the six months ended June 30, 1999, compared to $6,252,000 for the quarter ended June 30, 1998 and $11,659,000 for the six months ended June 30, 1998. The increase for the six months ending June 30, 1999, was primarily due to additional facility and equipment costs, including depreciation, in both the Pharmaceutical Operations and Pharmaceutical Research and Development divisions. The Company expects a modest decline in research and development expenses beginning in the third quarter primarily resulting from savings associated with an employee head-count reduction that mainly affected employees at its Virginia facilities.

     Selling, general and administrative expenses were $8,583,000 for the quarter ended June 30, 1999 and $15,456,000 for the six months ended June 30, 1999, compared to $7,557,000 for the quarter ended June 30, 1998 and $14,646,000 for the six months ended June 30, 1998. The increase in selling, general and administrative expenses primarily relates to the Company reevaluating and writing down approximately $1.2 million of certain research and development accounts receivable balances relating to research and development programs of certain current customers. The Company determined to take this charge after evaluating the relevant customer relationships and available information relating to those receivables and determining that such amounts were considered uncollectible. In addition, the Company expects a decline in selling, general and administrative expenses beginning in the third quarter primarily resulting from savings associated with an employee head-count reduction that mainly affected employees at its Virginia facilities.

     The Company recorded nonrecurring charges of $5.7 million during the second quarter. The nonrecurring expenses include approximately a $1.6 million charge for impairment of goodwill associated with the Company's Pangea unit as discussed above as well as a $3.6 million charge relating to expenses associated with an employee head-count reduction program (including severance) and other expenses concerning executive resignations, among others.

     Other expense was $1,142,000 for the quarter ended June 30, 1999, and $4,289,000 for the six months ended June 30, 1999 compared to $872,000 for the quarter ended June 30, 1998 and $1,551,000 for the six months ended June 30, 1998. The increase in other expense was primarily due to a decrease in interest income resulting from a decrease in the average balance of funds available for investment as well as a net foreign currency loss of approximately $1,762,000 during the first quarter of 1999.

     The Company reported a foreign currency transaction gain of approximately $79,000 in the second quarter of 1999 and a loss of about $1,683,000 for the six months ending June 30, 1999. The foreign currency gains or losses for comparable periods in 1998 are immaterial. Effective April 1, 1999, the Company made a determination that a settlement of certain loans made to its subsidiaries that are denominated in foreign currencies is uncertain. In accordance with the Company's policy of accounting for the effects of foreign currency fluctuations, the Company recorded a translation loss of $1,887,000, which was included as a component of comprehensive loss.

     As a result of the foregoing, the net loss was $13,177,000 for the quarter ended June 30, 1999, compared to a net loss of $5,895,000 for the quarter ended June 30, 1998. The Company expects that, for the year ended December 31, 1999, it will not be profitable.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1999, the Company's portfolio of cash and marketable securities totaled $27.5 million (including $11.4 million which is comprised of approximately 7 million Irish Pounds (or US $9.7 million) which is pledged as collateral for the term loan issued to finance the installment notes for the purchase of Clonmel and $1.7 million which has been set aside in a separate account to fund severance benefits for a former CEO of the Company), compared to $39.9 million as of December 31, 1998. Major uses of cash during the six months ended June 30, 1999 included approximately $1.8 million in capital expenditures and $12.4 million on Company-funded research and development expenses for internal and partner projects.

    The Company currently anticipates capital expenditures during 1999 ranging from $3.0 million to $5.0 million, some of which may be financed with the Equipment LOC discussed below. The Company has approximately $1.8 million in capital expenditures as of June 30, 1999. Such expenditures will primarily be used to further expand and improve the Company's laboratory and production facilities in both Virginia and Ireland. This amount reflects a decrease over previous capital expenditure projections because of the Company's uncertainty of certain facility expansions and capital expenditures in light of the proposed merger with Biovail International.

    The Company has an $18.0 million equipment leasing line of credit (the "Equipment LOC") with an outside group of lenders. The Equipment LOC is available through June 30, 2000, provides equipment financing under three or four year operating leases, and has been utilized to finance a portion of the capital expenditures planned for 1999. Through June 30, 1999, the Company has financed a total of approximately $11.5 million of equipment under the Equipment LOC. The proposed merger with Biovail may impact the Company's ability to finance additional equipment purchases under the Equipment LOC.

    The Company's long-term debt totals $88.3 million as of June 30, 1999 and includes $75.0 million related to the Company's 7% Convertible Subordinated Debentures (the "Debentures") due October 15, 2004. The Debentures were privately placed on October 22, 1997 and the Company received net proceeds of approximately $72.8 million related to the sale thereof. The Debentures are subordinated to the Company's present and future Senior Indebtedness (as defined) and interest is payable semi-annually. In addition, long-term debt includes $12.1 million related to term loans, $2.7 million related to installment notes, and $550,000 related to capital leases. Maturities of long-term debt during the next twelve months will be approximately $2.1 million. Pursuant to the indenture dated October 22, 1997 governing the debentures, in the event of a "Repurchase Event" (as defined therein), each holder of debentures may, at such holder's option, require Fuisz to purchase all or part of such holder's debentures. Fuisz believes that the consummation of the merger as presently contemplated under the Merger Agreement would constitute a "Repurchase Event" as defined in the Indenture. The Company also has available international banking lines of credit totaling approximately $3.0 million for short-term financing, of which approximately $500,000 had been drawn down as of June 30,1999.

    The Company expects to continue to incur substantial expenses related to further research and development of its technologies and products, personnel costs, acquisition and support of patent rights, additional capital equipment and facility expansion. The Company expects that, at least for the near term, its cash flow will be derived principally from product sales and development and license fees from collaborative partners. The Company believes that the currently available funds and internally generated cash flow will be adequate to meet the Company's presently expected cash needs through the fiscal year-end. However, the Company may have to supplement its cash needs by using such measures as accounts receivable financing, bank financing or other short term financing alternatives. The ability of the Company to satisfy its expected cash requirements for its 2000 fiscal year are uncertain and the Company could be required to explore such steps as the sale of all or part of the Acquired Companies in order to enable it to meet such cash needs.

    The Company's capital needs, however, will depend on many factors, including revenues from product sales, continued progress in the research and development of the Company's technologies, the ability of the Company to establish and maintain additional collaborative agreements and the terms thereof, payments received from collaborative partners under research and development agreements, the cost involved in filing and enforcing patent claims, and the status of competitive products and other factors. If the Company's currently available funds and internally generated cash flow are not sufficient to satisfy its financing needs, the Company would be required to seek additional funding through other arrangements with collaborative partners, through the sale of certain Company assets, through bank borrowings and through public or private sales of its securities, including equity securities. Certain of these financing options may be currently restricted or prohibited under the merger agreement with Biovail. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms, if at all. In addition, there can be no assurance that the proposed merger with Biovail will be consummated.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company will be required to adopt this new accounting standard beginning with the quarter ended March 31, 2001. The Company believes that the effect of adoption of SFAS No. 133 will not be significant.

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

    Several of the Company's systems have been confirmed as Year 2000 compliant. However, the Company is still in the process of completing the effort to identify and correct any non-compliant software or systems that would cause a significant detrimental effect on the Company. The Company has identified its Year 2000 risk in three categories: internal administrative software; internal operational software and embedded chip technology; and external noncompliance by customers and suppliers.

    INTERNAL ADMINISTRATIVE SOFTWARE. Substantially all of the Company's internal administrative software is "off-the-shelf" commercially available software. The Company has gathered data to assess the impact of the Year 2000 Issue on its administrative systems such as the accounting, legal and human resources systems. Based on this schedule, the Company expects to be in full compliance with its internal administrative systems before the Year 2000. However, if due to unforeseen circumstances, the implementation is not completed on a timely basis, the Year 2000 Issue could have a material impact on the operations of the Company. Contingency plans are being developed where the Company feels there exists a material risk that a compliant system cannot be implemented before the Year 2000.

    INTERNAL OPERATIONAL SOFTWARE AND EMBEDDED CHIP TECHNOLOGY. The Company is currently gathering data to assess the impact of the Year 2000 Issue on its operational systems, such as the manufacturing and laboratory systems, with Year 2000 compliance scheduled prior to year-end. The Company believes it can achieve compliance in this timeframe because most of the key systems involved were acquired over the past two years and are commercially available packages that can be replaced by alternatives in a short timeframe. At this time, the Company does not expect the additional costs associated with achieving Year 2000 compliance to be material. While the Company does not believe there is any material non-compliance in the manufacturing and laboratory systems, the Company is still in the process of completing its assessment.

    EXTERNAL NONCOMPLIANCE BY CUSTOMERS AND SUPPLIERS. The Company has identified several third parties with which it has a material relationship and has contacted them to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. It is expected that full identification and an evaluation of such third parties' vulnerability to Year 2000 issues will be completed prior to year-end. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company intends to evaluate whether to change suppliers, service providers or contractors to those who have demonstrated Year 2000 readiness. The Company cannot be assured that it will be successful in finding such alternative suppliers, service providers and contractors. The Company has information concerning the Year 2000 compliance status of its customers and has received indications that most of its customers are working on Year 2000 compliance. In the event that any of the Company's significant suppliers, service providers or contractors do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them with new or alternate suppliers, service providers or contractors, the Company's business or operation could be adversely affected.

    All costs associated with the Year 2000 project to date have been expensed as incurred. The Company will incur costs that include internal resources, external consulting, software and certain equipment upgrades. Most of these costs are expected to relate to testing and validation of the new and/or updated systems. However, since the majority of the Company's critical systems already have been vendor certified to be Year 2000 compliant, including the administrative, manufacturing and laboratory systems, these costs are not expected to be significant. The Company is still in the process of evaluating the external systems for compliance and will make modifications as necessary. The Company believes that the remaining cost to gain company-wide compliance will not be material.

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

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On July 2, 1999, the Company received a demand for arbitration filed by Kenneth W. McVey and Casteldermot Limited, relating to a dispute over severance benefits with Mr. McVey, the Company's former Chief Executive Officer. The demand arises from the Company's action to withhold from payments under the McVey Agreement amounts that would have been payable to the IRS if, after Mr. McVey became CEO of the Company, Mr. McVey's compensation constituted U.S. source income subject to tax withholding. The amounts that have been withheld from payment under the McVey Agreement have been deposited and are included in restricted cash and other liabilities on the balance sheet.

ITEM 2.  CHANGES IN SECURITIES
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on May 27, 1999 for the purpose of electing two Class I directors to serve a three-year term expiring in 2002 and to ratify the appointment of PricewaterhouseCoopers as the Company's independent accountants for the year ending December 31, 1999. The number of votes cast for or against each director nominee is as follows:

         Director Nominee             Term Expiration          Votes For         Votes Withheld
         ----------------             ---------------          ---------         --------------
         Richard C. Fuisz, M.D.            2002                17,209,687            187,805
         Antone J. Lazos                   2002                17,259,705            137,787

         The proposal to ratify the appointment of PricewaterhouseCoopers as the Company's independent accountants for the year ending December 31, 1999 received 17,331,664 votes for and 27,743 against. There were 38,085 abstentions.

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)   Exhibits
                 2.1 Amended and restated Agreement and Plan of Merger, dated as of July 25, 1999, among ABC1 Acquisition Sub. Corporation, Biovail Corporation International and Fuisz Technologies Ltd. (Incorporated by reference to Exhibit (c)(1) to schedule 14D-1 filed by Biovail Corporation International on July 30, 1999.

                10.1 Consulting Agreement dated January 28, 1999, between Patrick D. Scrivens and the Company (incorporated by reference to Exhibit 7 to Schedule 14D-9 filed by the Company on July 30, 1999).

                10.2 Letter Agreement, dated June 25, 1999, between Patrick D. Scrivens and the Company(incorporated by reference to Exhibit 7 to Schedule 14D-9 filed by the Company on July 30, 1999).

                10.3 Severance Agreement, dated May 24, 1999, between Kenneth W. McVey and the Company

                27.0       Financial Data Schedule

(b)   Reports on Form 8-K

                1. Current Report on Form 8-K, dated July 28, 1999, regarding the signing of a definitive Merger Agreement between Fuisz Technologies Ltd. and Biovail International Corporation.

                2. Current Report on Form 8-K, dated May 28, 1999, regarding several Company developments.

                3. Current Report on Form 8-K, dated April 15, 1999, regarding license and manufacturing agreements between the Company and Elan plc.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FUISZ TECHNOLOGIES LTD.

Date:    August 16, 1999            By:      /S/ Stephen H. Willard
         ------------------              --------------------------
                                         Stephen H. Willard
                                         Executive Vice President and
                                            General Counsel

Date:    August 16, 1999            By:     /S/ John P. Redd
         ------------------              --------------------------
                                                 John P. Redd
                                                 Corporate Controller and
                                                   Principal Accounting Officer